Form 10KSB
period 1999-12-31
MNS EAGLE EQUITY GROUP I INC
filed 2000-03-10
CIK 1096936

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 1999                     Commission File No. 0-27777

                         MNS EAGLE EQUITY GROUP I, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                        84-1517724
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          12373 East Cornell Avenue
           Aurora, Colorado 80014                           (303) 337-3384
 ----------------------------------------             --------------------------
(Address of Principal's Executive Offices)           (Registrant's Telephone No.
                                                           incl. area code)

Securities registered pursuant to
    Section 12(b) of the Act:                      NONE

Securities registered pursuant to
    Section 12(g) of the Act:                      Common stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

      Yes   X      No
         -------      -------

     Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Yes    X      No
         -------      -------

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 68,706 shares of common stock of the registrant held by non-affiliates on December 31, 1999, was not determinable.

     At February 18, 2000, a total of 682,500 shares of common stock were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Description of Business..........................................    3

Item 2.  Description of Property..........................................   12

Item 3.  Legal Proceedings................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders..............   12

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters ....................................   12

Item 6.  Management's Discussion and Analysis or Plan of Operation........   13

Item 7.  Financial Statements.............................................   15

Item 8.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................   15

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............   15

Item 10. Executive Compensation...........................................   17

Item 11. Security Ownership of Certain Beneficial Owners
          and Management .................................................   19

Item 12. Certain Relationships and Related Transactions...................   20

Item 13. Exhibits and Reports on Form 8-K.................................   20

         Index to Financial Statements....................................   21

         Financial Statements.............................................  F-1

         Signatures.......................................................   22

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to MNS Eagle Equity Group I, Inc. ("MNS" or "Company") that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to MNS or its management, are intended to identify forward-looking statements. These statements reflect management's current view of MNS concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that MNS is in the development stage, with only very limited assets, and that for MNS to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. MNS's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     MNS Eagle Equity Group I, Inc., a Nevada corporation, was incorporated on February 28, 1997. MNS issued 725,000 shares of common stock to MNS Eagle Equity Group, Inc. ("MNS Parent") for cash, organization costs and deferred offering costs. MNS is in the development stage with no significant assets or liabilities and has been essentially inactive, except for organizational activities and the private placement offering described below.

     MNS Parent offered for sale, at the price of US$1.00 per unit, a total of 100,000 Units. Each Unit consisted of a share of common stock in six different corporations for a total of six (6) shares of stock, including one share of common stock, $.001 par value per share, of MNS Eagle Equity Group, Inc., the former parent, and one share of common stock, $.001 par value per share, of each of the following corporations organized in the State of Nevada and which were at that time wholly owned subsidiaries of MNS Parent, namely: MNS Eagle Equity Group I, Inc., MNS Eagle Equity Group II, Inc., MNS Eagle Equity Group III, Inc., MNS Eagle Equity Group IV, Inc. and MNS Eagle Equity Group V, Inc. No minimum number of Units had to be sold.

     On October 31, 1997, MNS Parent closed the private placement offering. A total of 7,500 units were sold for $7,500. The proceeds were allocated by MNS Parent as follows: $5,000 to the parent and $500 to each of the wholly owned subsidiaries.

     MNS owns no real estate and has no full time employees, and it will have no operations of its own unless and until it engages in one or more of the activities described below under this ITEM 1. MNS is a "blank check" company which intends to enter into a business combination with one or more as yet unidentified privately held businesses.

EXCHANGE ACT REGISTRATION

     MNS has voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission ("SEC" or "Commission") in order to register MNS's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). MNS is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If MNS's duty to file reports under the Exchange Act is suspended, MNS intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     MNS intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that MNS will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with MNS, without offering their own securities to the public. MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. MNS has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of MNS probably will resign their directorship and officer positions with MNS in connection with MNS's consummation of a business combination. See "Form of Acquisition" below. MNS's current management will not have any control over the conduct of MNS's business following MNS's completion of a business combination.

     It is anticipated that business opportunities will come to MNS's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. MNS has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for MNS. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. MNS is a "blank check" company, defined as an inactive, with nominal assets and liabilities. With these characteristics, management believes that MNS will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with MNS, without offering their own securities to the public. The term "business combination" (or "combination") means the result of (i) a statutory merger of a combination candidate into or its consolidation with MNS or a wholly owned subsidiary of MNS formed for the purpose of the merger or consolidation, (ii) the exchange of securities of MNS for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by MNS for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of MNS's shareholders prior to consummation. Pending negotiation and consummation of a combination, MNS anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     MNS anticipates that the business opportunities presented to it will (1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of MNS will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     MNS has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that MNS will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to MNS. MNS's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if MNS is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of MNS's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that MNS will not be able to diversify, but will essentially be limited to one such venture because of MNS's lack of capital. This lack of diversification will not permit MNS to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase MNS's securities.

     MNS's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. MNS's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by MNS management for acquisition. Generally, the prior approval of MNS's shareholders will be required for any statutory merger of MNS with or into another company, but shareholder approval will not be required if the following requirements are met: (1) MNS's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a MNS shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of MNS voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by MNS that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into MNS of a company in which MNS already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of MNS's shareholders will not be required by law so long as it is MNS that acquires the shares or assets of the other company.

     However, it is anticipated that MNS's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of MNS's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. MNS will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because MNS may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that MNS will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, MNS anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. MNS's perception of how any particular candidate will be received by the investment community and by MNS's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of MNS to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by MNS or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by MNS as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of MNS's limited capital available for investigation and management's limited experience in business analysis, MNS may not discover or adequately evaluate adverse facts about the opportunity to be acquired. MNS cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with MNS to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with MNS to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by MNS insiders of a controlling interest in MNS's common stock) MNS intends to require that the combination candidate provide MNS the financial statements required by
ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to MNS's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy MNS's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, MNS management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with MNS too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which MNS may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of MNS and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of MNS and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. MNS may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of MNS with other corporations or forms of business organization, and although it is likely, there is no assurance that MNS would be the surviving entity. In addition, the present management and stockholders of MNS most likely will not have control of a majority of the voting shares of MNS following a reorganization transaction. As part of such a transaction, MNS's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by MNS's shareholders.

     It is likely that MNS will acquire its participation in a business opportunity through the issuance of common stock or other securities of MNS. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, MNS's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of MNS prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in MNS by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, MNS may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in MNS's securities may have a depressive effect upon such market.

     MNS will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, MNS anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither MNS nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of MNS to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of MNS will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of MNS with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of MNS there should arise any arrangement or understanding for a change in a majority of MNS's directors and the change in the board of directors is not approved in advance by MNS's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to MNS's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that MNS will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of MNS may be purchased from the current principal shareholders ("insiders") of MNS by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In MNS's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision MNS prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by MNS insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that MNS shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, MNS shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     MNS may require that a company being acquired repay all advances made to MNS by MNS shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from MNS insiders or paying compensation to any MNS officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, MNS may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve MNS's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that MNS may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for MNS.

     Any funds needed to originate and develop a business would almost certainly be raised from the sale of MNS'S securities, since MNS lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of MNS would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. MNS has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, MNS management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which MNS completes a combination. Since MNS management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of MNS, it is likely that any such fee MNS agrees to pay would be paid in stock and not in cash. MNS has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. MNS's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by MNS on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of MNS, cash or any combination thereof, may be paid to outside consultants or finders. No securities of MNS will be paid to officers, directors or promoters of MNS nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by MNS. It is possible that the payment of such compensation may become a factor in any negotiations for MNS's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of MNS's shareholders, and there is no assurance that any such conflicts will be resolved in favor of MNS's shareholders.

RISK FACTORS

     At this time the shares of MNS are speculative and involve a high degree of risk, for the reasons following. MNS is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for MNS to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that MNS will be successful in completing a combination or originating a business, nor that MNS will be successful or that its shares will have any value even if a combination is completed or a business originated.

     MNS's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by MNS, yet MNS will be solely dependent on them. MNS lacks the funds or other incentive to hire full-time experienced management. Each of MNS's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to MNS only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of MNS.

     After completion of a combination, the current shareholders of MNS may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by MNS almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct MNS and may not have an effective voice in their selection.

STATE SECURITIES LAWS CONSIDERATIONS

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by
Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

     Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like MNS. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by MNS as a precondition to secondary trading of its shares in those states, they cannot, so long as MNS is a reporting issuer, prohibit, limit or condition trading in MNS's securities based on the fact that MNS is or ever was a blank check company. MNS will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, MNS's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, MNS will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of MNS's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because MNS will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. MNS will not pursue any combination unless it will result in MNS owning at least a majority interest in the business acquired.

COMPETITION

     MNS will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which MNS, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than MNS's Management. Moreover, MNS also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     MNS has no full-time employees, and its only employees currently are its officers. It is not expected that MNS will have additional full-time or other employees except as a result of completing a combination.

Item 2. DESCRIPTION OF PROPERTY.

     MNS neither owns nor leases any real estate or other properties. MNS's offices are located in the offices of its President, Mr. Stephen M. Siedow, which are provided at no charge. This arrangement will continue until MNS raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of MNS undoubtedly will be the same as those of the acquired company.

Item 3. LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against MNS or any officer, director or control person of which management is aware.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 1999, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE of the COMMON STOCK

     Not applicable.

DIVIDENDS

     MNS has not declared or paid any dividends on its common stock to date. Management anticipates that any future earnings will be retained as working capital and used for business purposes. Accordingly, it is unlikely that MNS will declare or pay any such dividends in the foreseeable future.

SHAREHOLDERS

     MNS has approximately 33 shareholders of record. MNS has 682,500 common shares issued and outstanding, of which 68,706 shares are unrestricted and not held by affiliates.

PUBLIC MARKET for the COMMON SHARES

     There currently is no public market for MNS's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until MNS's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as MNS's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in MNS's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     MNS is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. MNS will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of MNS will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for MNS's shareholders. For further information on MNS's plan of operation and business, see PART I, Item 1 above.

     MNS does not intend to do any product research or development. MNS does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, MNS does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS of OPERATIONS

     MNS has never had operations or revenues and is still in the development stage. MNS anticipates no operations unless and until it completes a business combination as described above.

     Comparison of 1999 to 1998

     For the year ended December 31, 1999, MNS had no revenues and incurred a net loss of $1,551, as compared to a net loss of $423 for the year ended December 31, 1998. Expenses in calendar 1999 related primarily to miscellaneous filing fees and accounting fees.

     Comparison of 1998 to 1997

     For the year ended December 31, 1998, MNS had no revenues and incurred a net loss of $423, as compared to a net loss of $169 for the ten months ended December 31, 1997. Expenses in calendar 1998 related primarily to miscellaneous filing fees and accounting fees.

LIQUIDITY and CAPITAL RESOURCES

     MNS had $-0- cash on hand at December 31, 1999 and had no other assets to meet ongoing expenses or debts that may accumulate. As of such date, MNS has accumulated a deficit (net loss) of $2,143. MNS has debts totaling $1,093, principally owed to its officers/directors, control shareholders and its former parent for costs advanced on its behalf.

     MNS has no commitment for any capital expenditure and foresees none. However, MNS will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. MNS's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     MNS's current management and its counsel have informally agreed to continue rendering services to MNS and to not demand payment of sums owed unless and until MNS completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of MNS debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to MNS without charge.

     MNS will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, MNS is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. MNS believes that management members or shareholders will loan funds to MNS as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to MNS, however, and it is not certain they will always want or be financially able to do so. MNS shareholders and management members who advance money to MNS to cover operating expenses will expect to be reimbursed, either by MNS or by the company acquired, prior to or at the time of completing a combination. MNS has no intention of borrowing money to reimburse or pay salaries to any MNS officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of MNS to raise capital, although sales of securities may be necessary to obtain needed funds. MNS's current management and its counsel have agreed to continue their services to MNS and to accrue sums owed them for services and expenses and expect payment reimbursement only.

     Should existing management or shareholders refuse to advance needed funds, however, MNS would be forced to turn to outside parties to either loan money to MNS or buy MNS securities. There is no assurance whatever that MNS will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to MNS, including among others:

     1. failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in MNS's stock and could result in fines and penalties to MNS under the Exchange Act;

     2. curtailing or eliminating MNS's ability to locate and perform suitable investigations of potential acquisitions; or

     3. inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     MNS hopes to require potential candidate companies to deposit funds with MNS that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by MNS's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

YEAR 2000 ISSUES

     MNS has not suffered any Y2K related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as MNS could be reduced or eliminated for an unknown period of time. Because MNS regularly backs up its records and documents maintained on computer, any computer failure should not directly cause MNS more than a modest inconvenience at worst.

Item 7. FINANCIAL STATEMENTS.

     See the index to MNS's financial statements on page 21.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION OF CURRENT DIRECTORS and EXECUTIVE OFFICERS

     The persons who have served as directors and executive officers of the Company since February 28, 1997, their ages and positions held in the Company, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

          Name                Age                     Position
          ----                ---                     --------

    Stephen M. Siedow         49        Chief Executive Officer, President and
                                        Chief Financial Officer

BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to the Company's business. These persons have agreed to devote only such time to the Company's business as seems reasonable and necessary from time to time.

     STEPHEN M. SIEDOW. Mr. Siedow is president and sole shareholder of Stephen
M. Siedow, P.C., a professional accounting firm providing auditing, management consulting, tax services and write-up services to corporations, partnerships and individuals since 1982. Mr. Siedow specializes in public and SEC accounting and has experience in industries including mining (gold and coal), oil and gas, construction, and mergers/acquisitions/liquidations. Prior to that, he was with the audit department of Ernst & Young, Certified Public Accountants in Denver, Colorado, for eight years. Mr. Siedow is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Siedow also is a director, executive officer and significant shareholder of the following companies, all of which are blank check companies:

     o       ATLAS-REPUBLIC CORPORATION, a Colorado corporation.
     o       EQUICAP, INC., a California corporation.
     o       GALLAGHER RESEARCH CORPORATION, a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP II, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP III, INC., a Nevada corporation.
     o       MNS EAGLE EQUITY GROUP IV, INC., a Nevada corporation.

POTENTIAL CONFLICTS of INTEREST

     The Company's Officers and Directors are affiliated with other blank check companies having a similar business plan to that of MNS ("Affiliated Companies") which may compete directly or indirectly with MNS. MNS has not identified a specific business area, industry or industry segment in which it will seek combination candidates. MNS has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to MNS or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of MNS. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for MNS. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to MNS and its shareholders, the officers and directors of MNS have a fiduciary responsibility to MNS and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for MNS and its shareholders.

     2. The officers and directors of MNS serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. MNS's officers and directors are required to devote only so much of their time to MNS's affairs as they deem appropriate, in their sole discretion. As a result, MNS's officers and directors may have conflicts of interest in allocating their management time, services, and functions among MNS and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of MNS for the acquisition of available, desirable combination candidates. There may be factors unique to MNS or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to MNS and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to MNS as if no conflicts existed. Members of MNS's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of the other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both MNS and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to MNS shareholders that a desirable acquisition available to MNS may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both MNS and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by MNS, and there is no assurance when
- or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between MNS and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to MNS's affairs. MNS has not established policies or procedures for the resolution of current or potential conflicts of interest between MNS and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet MNS's selection criteria. It is likely, however, that the combination criteria of MNS and any Affiliated Companies will be substantially identical. Ultimately, MNS's shareholders ultimately must rely on the fiduciary responsibility owed to them by MNS's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in MNS's favor. The officers and directors are accountable to MNS and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling MNS's affairs and in their dealings with MNS. Failure by them to conduct MNS's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to MNS should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, MNS's Certificate of Incorporation excludes personal liability on the part of its directors to MNS for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

SIGNIFICANT EMPLOYEES

     None, other than officers of the Company listed above.

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     MNS has not paid any executive officers or directors any cash and cash equivalent compensation. MNS has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services. MNS will undoubtedly pay compensation to officers and other employees should it succeed in acquiring a business and funds exist for compensation.

COMPENSATION PURSUANT to PLANS

     Since inception of MNS and through the date of this report, no director or executive officer has received compensation from MNS pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of MNS, although MNS anticipates that it will compensate its officers and directors for services to MNS with stock or options to purchase stock, in lieu of cash.

     MNS currently has in place an employee stock compensation plan and compensatory stock option plan. MNS has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

EMPLOYEE STOCK COMPENSATION PLAN

     MNS has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of MNS and advisors to MNS (the "ESC Plan"). MNS has reserved a maximum of 1,000,000 common shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of common stock equal to the fair market value of the common stock on the date of the grant and MNS will recognize a compensating deduction for compensation expense at such time. The ESC Plan will be administered by the Board of Directors or a committee of directors. No shares have been awarded or currently are anticipated to be awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     MNS has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). MNS has reserved a maximum of 1,500,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. However, optionees will realize income at the time of exercising an option to the extent the market price of the common stock at that time exceeds the option exercise price, and MNS must recognize a compensation expense in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted or currently are anticipated to granted under the CSO Plan.

COMPENSATION OF DIRECTORS

     MNS has no standard arrangements in place or currently contemplated to compensate MNS directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with MNS. It is not anticipated that MNS will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP

     The following table sets forth, as of the date of this report, the stock ownership of each executive officer and director of MNS, of all executive officers and directors of MNS as a group, and of each person known by MNS to be a beneficial owner of 5% or more of its common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of MNS, except as may be otherwise noted.

          Name and Address                       Amount & Nature
           of Beneficial                          of Beneficial        Percent
             Owner                                  Ownership          of Class
     ------------------------                    ----------------      --------
     *Stephen M. Siedow                           304,605   (1, 3)       44.6%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     John D. Brasher Jr.                          301,605   (2, 3)       44.2%
     90 Madison Street, Suite 707
     Denver, Colorado 80206

     MNS Eagle Equity Group, Inc.                  34,916   (3)           5.1%
     12373 E. Cornell Avenue
     Aurora, Colorado 80014

     *All directors & officers                    304,605                44.6%
       as a group (1 person)

     1. Mr. Siedow disclaims beneficial ownership of 12,500 shares of common stock owned by his wife, Linda M. Siedow, of 10,000 shares of common stock held by his wife as custodian for his minor children, and of 5,000 shares of common stock held by his daughter.

     2. Mr. Brasher disclaims beneficial ownership of 10,000 shares of common stock owned by his wife, Lisa K. Brasher, and of 5,000 shares of common stock held by his wife as trustee for a trust established for his minor children. Includes 20,000 shares of common stock held by Yakima Corp., a corporation controlled by Mr. Brasher and his wife.

     3. Includes 34,916 shares of common stock held by MNS Eagle Equity Group, Inc. (former parent), a corporation controlled by Mr. Brasher and Mr. Siedow.

     Despite not having received any compensation and not having otherwise engaged in any transactions involving the acquisition or disposition of assets with MNS, the current officers and directors of MNS may be deemed to be "promoters" and "founders" of MNS.

CHANGES in CONTROL

     A change of control of MNS probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of MNS and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At December 31, 1999 MNS is indebted to its officers, directors, control persons and its former parent for expenses advanced on its behalf in the amount of $1,093. MNS has no understanding with its officers, directors, shareholders or its former parent, pursuant to which such persons are required to contribute capital to MNS, loan money or otherwise provide funds to MNS, although management expects that one or more of such persons may make funds available to MNS in the event of need to cover operating expenses.

     No officer, director or employee of MNS has received a salary of $60,000 or more in 1999 or 1998. There were no transactions, or series of transactions, for the years ended December 31, 1999 or 1998, nor are there any currently proposed transactions, or series of transactions, to which MNS is a party, in which the amount exceeds $60,000, and in which to the knowledge of MNS any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, MNS will furnish any exhibit indicated in the list below as filed with report upon payment to MNS of its expenses in furnishing the information. Any references to the "MNS" mean MNS Eagle Equity Group I, Inc.

      3.1    Certificate of Incorporation of MNS as filed with the
              Nevada Secretary of State on February 28, 1997..............    2

      3.4    Bylaws of MNS................................................    2

      4.1    Specimen common stock certificate ...........................    2

     10.1    1997 Compensatory Stock Option Plan of MNS ..................    2

     10.2    1997 Employee Stock Compensation Plan of MNS ................    2

             1 - Filed herewith as an exhibit.

             2 - Incorporated  by reference to  registration  statement on
                 Form 10SB-12G, filed on October 22, 1999, SEC file number 0-27777.

     (b) Reports on Form 8-K. None were filed by MNS during the fourth quarter ended December 31, 1999.

INDEX TO FINANCIAL STATEMENTS.

    Independent Auditor's Report .....................................  F-1

    Balance Sheets as of December 31, 1999 and 1998 ..................  F-2

    Statements of Operations for the years ended
      December 31, 1999 and 1988 and for the period
      February 28, 1997 (inception) to December 31, 1999..............  F-3

    Statement of Stockholders' Equity (Deficit) for the
       period February 28, 1997 (inception) to December 31, 1999......  F-4

    Statements of Cash Flows for the years ended
      December 31, 1999 and 1998 and for the period
      February 28, 1997  (inception) to December 31, 1998.............  F-5

    Notes to Financial Statements.....................................  F-6

                           Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                    2280 South Xanadu Way
                                                                       Suite 370
                                                         Aurora, Colorado  80014




                          Independent Auditor's Report


Board of Directors and Stockholders
MNS Eagle Equity Group I, Inc.

I have audited the accompanying balance sheets of MNS Eagle Equity Group I, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MNS Eagle Equity Group I, Inc. as of December 31, 1999 and 1998 and the results of its operations and their cash flows for the years then ended and for the period from inception February 28, 1997 to December 31, 1999 in conformity with generally accepted accounting principles.

Larry O'Donnell, CPA, P.C.

January 10, 2000

                         MNS EAGLE EQUITY GROUP I, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS


                                                                December 31,
                                                              1999        1998
                                                            -------     -------
Current assets:
   Cash                                                     $  --       $   176
                                                            -------     -------

Other assets:
   Organization costs, net                                     --           282
                                                            -------     -------

                                                            $  --       $   458
                                                            =======     =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Due to a related party                                   $   529     $  --
   Due to officers/stockholders                                 564        --
                                                            -------     -------
                                                              1,093        --
                                                            -------     -------

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; authorized -
      5,000,000 shares; issued - none                          --          --
   Common stock; $.001 par value; authorized -
      50,000,000 shares; issued and outstanding -
      682,500 shares                                            682         682
   Additional paid-in capital                                   368         368
   Deficit accumulated during the development stage          (2,143)       (592)
                                                            -------     -------
        Total stockholders' equity (deficit)                 (1,093)        458
                                                            -------     -------

                                                            $  --       $   458
                                                            =======     =======

    The accompanying notes are an integral part of the financial statements.

                                          MNS EAGLE EQUITY GROUP I, INC.
                                           (A Development Stage Company)
                                              Statement of Operations



                                                            Year                  Year              Feb. 28, 1997
                                                           Ended                  Ended            (inception) to
                                                        December 31,           December 31,         December 31,
                                                            1999                  1998                 1999
                                                        ------------           -----------          -------------

Costs and expenses:
   Amortization                                          $     282             $      89             $     445
   General and administrative, related party                 1,269                   334                 1,698
                                                         ---------             ---------             ---------

Net loss                                                 $  (1,551)            $    (423)            $  (2,143)
                                                         =========             =========             =========

Net loss per common share                                $   (.002)            $   (.001)
                                                         =========             =========

Weighted average common shares outstanding                 682,500               682,500
                                                         =========             =========

                    The accompanying notes are an integral part of the financial statements.





                                          MNS EAGLE EQUITY GROUP I, INC.
                                           (A Development Stage Company)
                              Statement of Changes in Stockholders' Equity (Deficit)
                         For the Period February 28, 1997 (Inception) to December 31, 1999




                                                                                                         Deficit
                                                             Common Stock               Additional     Accumulated
                                                        ------------------------          Paid-in         from
                                                         Shares          Amount           Capital       Inception
                                                         ------          ------         ----------     -----------

Balances, February 28, 1997 (inception)                    --           $   --           $   --          $   --

   Common stock issued for cash,
      organization costs, and deferred offering
      costs, valued at $.001 per share                  725,000              725             --              --

   Common stock issued for cash, net
      of offering costs of $175                           7,500                7              318            --

   Cancellation of common stock                         (50,000)             (50)              50            --

   Net loss for the period                                                                                   (169)
                                                       --------         --------         --------        --------
Balances, December 31, 1997                             682,500              682              368            (169)

   Net loss                                                                                                  (423)
                                                       --------         --------         --------        --------
Balances, December 31, 1998                             682,500              682              368            (592)

   Net loss                                                                                                (1,551)
                                                       --------         --------         --------        --------
Balances, December 31, 1999                             682,500         $    682         $    368        $ (2,143)
                                                       ========         ========         ========        ========

                           The accompanying notes are an integral part of the financial statements.




                                          MNS EAGLE EQUITY GROUP I, INC.
                                           (A Development Stage Company)
                                              Statement of Cash Flows



                                                              Year                Year             Feb. 28, 1997
                                                              Ended               Ended           (inception) to
                                                           December 31,        December 31,        December 31,
                                                              1999                1998                1999
                                                           ------------        ------------       --------------
Cash flows from operating activities:
   Net loss                                                 $(1,551)            $  (423)            $(2,143)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Amortization                                              282                  89                 445
      Changes in assets and liabilities:
       Increase (decrease) in amounts due
           to a related party                                   529                --                   529
       Increase (decrease) in amounts
           due to officers/stockholders                         564                --                   564
                                                            -------             -------             -------
       Net cash used in operating activities                   (176)               (334)               (605)
                                                            -------             -------             -------

Cash flows from investing activities:
   Organization costs                                          --                  --                  (100)
                                                            -------             -------             -------
       Net cash used in investing activities                   --                  --                  (100)
                                                            -------             -------             -------

Cash flows from financing activities:
   Proceeds from sale of common stock                          --                  --                   803
   Deferred offering costs                                     --                  --                   (98)
                                                            -------             -------             -------
       Net cash provided by financing activities               --                  --                   705
                                                            -------             -------             -------

Net increase (decrease) in cash                                (176)               (334)               --
Cash at beginning of year                                       176                 510                --
                                                            -------             -------             -------
Cash at end of year                                         $  --               $   176             $  --
                                                            =======             =======             =======



Supplemental disclosure of noncash investing and
 financing activities:
   Common stock issued for organizational costs             $  --               $  --               $   345
                                                            =======             =======             =======
   Common stock issued for deferred offering costs          $  --               $  --               $    77
                                                            =======             =======             =======

                  The accompanying notes are an integral part of the financial statements.



                         MNS EAGLE EQUITY GROUP I, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1 - Summary of Significant Accounting Policies

Description of Business
-----------------------

The financial statements presented are those of MNS Eagle Equity Group I, Inc., a development stage company (the "Company"). The Company was organized under the laws of the State of Nevada on February 28, 1997. The Company's activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations. Should the Company eventually engage in a business combination, future consolidated operations of the Company would depend on the operations of the company with which it combines.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Deferred Offering Costs
-----------------------

Costs incurred directly related to the private placement offering are capitalized. Such costs will be offset against the proceeds received from the private placement.

Organization Costs
------------------

Organization costs are expensed as incurred. Prior to December 31, 1998 organization costs were capitalized and amortized over five years.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's payables due to its former parent and to officers/stockholders is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

Income Taxes
------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates

                         MNS EAGLE EQUITY GROUP I, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Loss Per Common Share
---------------------

Loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period.

Note 2 - Stockholders' Equity (Deficit)

Common Stock Transactions
-------------------------

On February 28, 1997, the Company issued 725,000 shares of common stock to MNS Eagle Equity Group, Inc. (its former parent) for cash, organization costs and deferred offering costs. These common shares were valued at $.001 per share.

On April 25, 1997, the Company's parent granted two year options on a pro-rata basis to its officers, directors and stockholders to purchase 687,500 shares of the 725,000 shares that it owned in the Company.

The Company's parent offered for sale, at the price of US$1.00 per unit, a total of 100,000 Units. Each Unit consisted of a share of common stock in six different corporations for a total of six (6) shares of stock, including one share of common stock, $.001 par value per share, of MNS Eagle Equity Group, Inc., the former parent, and one share of common stock, $.001 par value per share, of each of the following corporations organized in the State of Nevada and which were at that time wholly owned subsidiaries of the Parent, namely: MNS Eagle Equity Group I, Inc., MNS Eagle Equity Group II, Inc., MNS Eagle Equity Group III, Inc., MNS Eagle Equity Group IV, Inc. and MNS Eagle Equity Group V, Inc. No minimum number of Units had to be sold. The offering was not registered under the Securities Act of 1933, as amended ("Act"), and was offered to qualified investors in reliance upon the exemption from such registration requirements provided by Section 4(2) of the Act and/or Rule 505 of Regulation D under the Act and applicable state laws. Accordingly, the Units and component shares were deemed "restricted securities" and are subject to significant restrictions on transfer.

On June 18, 1997, the officers and directors of the parent exercised the stock options held by them. Options on 616,378 of the 687,500 optioned shares of the Company's common stock were exercised.

                         MNS EAGLE EQUITY GROUP I, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


On October 31, 1997, the Company's former parent closed the private placement offering. A total of 7,500 units were sold for $7,500. The proceeds were allocated by the Company's parent as follows: $5,000 to the parent and $500 to each of the wholly owned subsidiaries. Offering costs of $175 were incurred by each subsidiary.

On November 18, 1997, a stockholder of the Company surrendered 50,000 shares of the Company's $.001 par value common stock back to the Company for no consideration. These shares were cancelled by the Company. Options on 47,416 of the 687,500 optioned shares of the Company's common stock were also cancelled.

On November 25, 1997, a stockholder of the former parent exercised the stock options held by him. Options on 23,706 of the 687,500 optioned shares of the Company's common stock were exercised.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

Preferred Stock
---------------

No shares of preferred stock have been issued or are outstanding. Dividends, voting rights and other terms, rights and preferences of the preferred shares have not been designated but may be designated by the Board of Directors from time to time.

1997 Stock Option Plan
----------------------

The Company has adopted a stock option plan (the "CSO Plan") which allows for the issuance of options to purchase up to 1,000,000 shares of stock to employees, officers, directors and consultants of the Company. The CSO Plan is not intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. The Company will incur compensation expense to the extent that the market value of the stock at date of grant exceeds the amount the grantee is required to pay for the options. No options have been granted under the CSO Plan to date.

1997 Employee Stock Compensation Plan
-------------------------------------

The Company has adopted an employee stock compensation plan (the "ESC Plan") which allows for the issuance of up to 1,500,000 shares of stock to employees, officers, directors and consultants of the Company. The Company will incur compensation expense to the extent the market value of the stock at date of grant exceeds the amount the employee is required to pay for the stock (if any).

                         MNS EAGLE EQUITY GROUP I, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


The ESC Plan will be administered by the Board of Directors or a committee of directors. No stock has been awarded under the ESC Plan to date.

Note 3 - Income Taxes

There is no provision for income taxes since the Company has incurred net operating losses.

Income taxes at the federal statutory rate is reconciled to the Company's actual income taxes as follows:


                                                                       December 31,
                                                                   1999          1998
                                                                 -------        -------

    Federal income tax benefit at statutory rate (15%)           $  (233)       $   (63)
    State income tax benefit net of federal tax effect               --             --
    Deferred income tax valuation allowance                          233             63
                                                                 -------        -------
                                                                 $   --         $   --
                                                                 =======        =======

The Company's deferred tax assets are as follows:

    Accrued expenses                                             $  --          $   --
    Net operating loss carryforward                                 321              88
    Valuation allowance                                            (321)            (88)
                                                                 ------         -------
                                                                 $  --          $   --
                                                                 ======         =======

At December 31, 1999, the Company has net operating loss carryforwards of $2,143 which may be available to offset future taxable income through 2019.

Note 4 - Related Party Transactions

The Company is indebted to its former parent for expenses advanced on behalf of the Company in the amount of $529 at December 31, 1999.

The Company is indebted to officers/stockholders for expenses advanced in the amount of $564 at December 31, 1999. The Company utilizes office space provided by the President of the Company at no charge.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 29, 2000

                                     MNS EAGLE EQUITY GROUP I, INC.

                                 By  /s/ Stephen M. Siedow
                                     -----------------------------------------
                                     Stephen M. Siedow, Chief Executive Officer,
                                     President and Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                        Title                           Date
        ----                        -----                           ----

/s/ Stephen M. Siedow      Sole Director, Chief Executive     February 29, 2000
----------------------     Officer, President, and Chief
    Stephen M. Siedow      Financial Officer