Form 10QSB
period 2000-03-31
MNS EAGLE EQUITY GROUP I INC
filed 2000-05-23
CIK 1096936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2000

Commission file Number 0-27777



                        BLAGMAN MEDIA INTERNATIONAL, INC.
                           (MNS Eagle Equity Group I)
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Nevada                                                      73-1129531
------------------                                          --------------------
(State or other                                              (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation
or organization)

       1901 Avenue of the Stars, Suite 1710, Los Angeles, California 90067
     ------------------------------------------------------ --------------
              (Address of principal executive offices) (Zip Code)

                                 (310) 788-5444
               --------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [ X ]   No [  ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes [  ]   No [  ]   N/A  [ X ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

          Common stock, par value $.001 per share
          12,069,873 outstanding shares as of March 31, 2000

                         BLAGMAN MEDIA INTERNATIONAL, INC.
                           (MNS Eagle Equity Group I)

                                Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. BLAGMAN MEDIA INTERNATIONAL, INC.                                 1

        Balance Sheet as of March 31, 2000
        Statement of Operations for the three
           months ended March 31, 2000 and 1999
        Consolidated Statement of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 2000
        Statement of Cash Flows for the three months
           ended March 31, 2000 and 1999
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                               1


PART II - OTHER INFORMATION                                                3


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K




SIGNATURE PAGE                                                             4

                          PART I. FINANCIAL INFORMATION

PART 1. FINANCIAL STATEMENTS

     The condensed statements of income, balance sheets, statements of cash flows and financial notes are included in the Blagman Media International, Inc. 2000 first quarter interim report. This report is included as Item 1 and is incorporated herein by reference as Exhibit 1.

     The financial information referred to in the preceding paragraph is to be read in conjunction with the following additional financial note:

     The condensed balance sheet as of March 31, 2000 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included.

     The results for the interim periods do not necessarily represent results to be expected for the year.


PART 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

     The revenues of $424,714, Gross loss on revenues of $(37,866) and operating expenses of $(346,107) which gave rise to a operating loss of $(383,973) for the three months ended March 31, 2000. Other income (expense) is interest expense of $3,127. The net (loss) for the above period was $(387,100).

     The three months ended March 31, 1999 was mostly inactive and the results of operations were immaterial and do not give rise to a measure of comparability to the three months ended March 31, 2000.

     The gross loss of $(37,866) on revenues of $424,714 was the result of purchased media time exceeding revenue for the three months ended March 31, 2000. Approximately 73% of the revenues for the period was from two customers. Both customers have contracts with the Company to share or split revenues based upon the terms of the specific agreements. The shared fee arrangements were less than the amount of purchased media time that the Company was obligated to pay.

     Operating expenses of $346,107 were incurred as follows:

          Officers compensation                               $  74,500
          Employer compensation & taxes                          39,081
          Travel and entertainment                               57,920
          Professional fees                                      91,854
                                                              ---------
                                                                263,355
          All other expenses                                     82,752
                                                              ---------
                                                              $ 346,107



     Travel and entertainment was spent on a combination of investigating a lease for a New York City office, due diligence regarding some possible acquisitions and developing new relationships to expand revenues. Professional fees were to make the Company comply with the financial reporting requirements of the Securities and Exchange Commission and the reverse acquisition of Unisat, Inc. on August 2, 1999.

             FINANCIAL POSITION AND LIQUIDITY AND CAPITAL RESOURCES

     The Company's  working capital is  approximately  $242,000 and the ratio is
1.62 to 1 which shows the financial condition is reasonably liquid at this point in time. Cash balance at March 31, 2000 was $457,000 or 72% of current assets.

     During the first quarter ending March 31, 2000 the Company received approximately $792,000 in cash for private placement of its common stock under Regulation D; Section 4(6) of the Securities Act of 1933 as amended. The offering was for 1,250,000 shares totaling $1,000,000. The offering was fully subscribed and the balance of the common stock subscription is approximately $208,000. The offering price was at $.80 per common share.

     Cash flows from operating activities was net cash used of $(240,000). Receivables increased cash flow approximately $370,000 and payable reduced cash flows approximately $(201,000). Depreciation was about $2,000 and other transactions affecting cash flow were a reduction in cash flow from operations of approximately $(24,000). The Company purchased $19,000 in equipment and cash flows from financing activities increased cash flows by a common stock issuance of $792,000 as mentioned earlier and repayment of its credit line of about $75,000. Cash paid for interest expense during the period was $4,000.

     The Company's line of credit with a bank provides that it can borrow up to $75,000 at 2% over prime. The line matured on February 7,2000 and all principal and interest due were paid.

     The Company has notes and loans payable of about $130,000 at annual interest rates ranging from 6% on a $50,000 note payable to a $13,600 loan on demand at 9.5%. There is also a note payable to a related party due on demand with no interest of $66,545.

     Capital requirements for capital expenditures are anticipated to be minimal for the balance of the year.

     It is anticipated that revenues for the year 2000 improve for the balance of the year ending December 31, 2000 even through the first quarter on an annualized basis was substantially below the revenues of $3,182,000 generated for year ended December 31, 2000. The Company needs to stop its loss trend and improves its financial position and liquidity in order to realize its business plan of growing through acquisition by exchanging its common stocks with potential acquisition candidates.

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The following exhibits are included herein:

          (1) Financial statements at March 31, 2000.

     b) A report on Form 8-K was been filed by the Company on April 20, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BLAGMAN MEDIA INTERNATIONAL, INC.
                                    (MNS Eagle Equity Group I)



Dated: May 23, 2000              By: /s/ Robert Blagman
                                       ----------------------------------------
                                         Robert Blagman
                                         President and Chief Executive Officer