Form 10QSB
period 2000-06-30
MNS EAGLE EQUITY GROUP I INC
filed 2000-08-22
CIK 1096936

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ________________ to________________ .

                         Commission File No.: 000-27777

 BLAGMAN MEDIA INTERNATIONAL, INC. (SUCCESSOR REGISTRANT TO MNS EAGLE EQUITY
                                   GROUP I INC.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            NEVADA                                             95-472-9314
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   1901 AVENUE OF THE STARS,
  SUITE 1710, LOS ANGELES, CA                                    90067
---------------------------------------                         --------
(Address of Principal Executive Offices)                       (Zip Code)

        Registrant's telephone number, including area code: 310.788.5444

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:

                         COMMON STOCK --$.001 PAR VALUE
                         ------------------------------



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,665,257 SHARES OF COMMON STOCK AS OF JUNE 30, 2000

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.


                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements...............................................................     1

                  Consolidated Balance Sheet as of June 30, 2000 (unaudited).........................     2

                  Consolidated Statements of Operations for the Six Months
                  and Three Months Ended June 30, 2000 and 1999 (unaudited)..........................     3

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the Six Months Ended June 30, 2000 (unaudited).................................     4

                  Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999 (unaudited).................................................     5

                  Notes to Consolidated Financial Statements as of June 30, 2000
                  (unaudited)........................................................................     6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations..............................................................    16

PART 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................    20

         Item 2.  Changes in Securities and Use of Proceeds..........................................    20

         Item 3.  Default Upon Senior Securities.....................................................    20

         Item 4.  Submission of Matters to a Vote of Security Holders................................    20

         Item 5.  Other Information..................................................................    20

         Item 6.  Exhibits and Reports on Form 8-K...................................................    20


ITEM 1.                 BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000


CONTENTS

      PAGE              2        CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)

      PAGE              3        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE
                                 30, 2000 AND 1999 (UNAUDITED)

      PAGE              4        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2000 (UNAUDITED)

      PAGE              5        CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)

      PAGES           6 - 15     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000 (UNAUDITED)


                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000


                                                                     June 30, 2000
                                                                      (unaudited)    December 31, 1999
                                                                      -----------    -----------------
                                     ASSETS

CURRENT ASSETS
   Cash                                                               $   199,679       $       -
   Accounts receivable                                                    116,077           479,054
   Other current assets                                                    28,053             1,918
   Note receivable - stockholder                                           75,000               -
   Loan receivable - stockholder                                           31,321            38,948
                                                                      -----------       -----------
     Total Current Assets                                                 450,130           519,920

PROPERTY AND EQUIPMENT - NET                                               69,424             6,942
                                                                      -----------       -----------
TOTAL ASSETS                                                          $   519,554       $   526,862
                                                                      ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Notes and loans payable - current portion                          $    80,152       $    80,152
   Line of credit                                                             -              74,713
   Accounts payable and accrued expenses                                  227,989           460,587
                                                                      -----------       -----------
     Total Current Liabilities                                            308,141           615,452

LONG-TERM LIABILITIES
   Notes and loans payable                                                 50,000            50,000
                                                                      -----------       -----------
     Total Liabilities                                                    358,141           665,452
                                                                      -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value, 100,000,000 shares authorized,           14,664            12,070
    14,665,257 and 12,069,873 shares issued and outstanding
   Common stock to be issued (5,033 shares)                                     5               -
   Additional paid-in capital                                           2,513,427            24,630
   Accumulated deficit                                                 (2,351,349)         (175,290)
                                                                      -----------       -----------
                                                                          176,747           138,590
Subscriptions receivable                                                  (15,334)              -
                                                                      -----------       -----------
     Total Stockholders' Equity (Deficiency)                              161,413          (138,590)
                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)               $   519,554       $   526,862
                                                                      ===========       ===========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            For The Six      For The Six       For The Three     For The Three
                                                           Months Ended      Months Ended      Months Ended      Months Ended
                                                           June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                           ------------      ------------      ------------      ------------
REVENUES - NET                                             $    948,642      $  1,349,828      $    523,928      $    906,911

COST OF REVENUES                                                789,999           952,909           327,419           594,479
                                                           ------------      ------------      ------------      ------------

GROSS PROFIT                                                    158,643           396,919           196,509           312,432
                                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Officers' compensation                                       800,000            85,226           725,500            33,847
   Employee compensation and taxes                              123,098            97,677            84,017            76,095
   Travel and entertainment                                     131,804               -              73,884               -
   Other general and administrative                             102,106            10,648            63,408             7,658
   Professional and consulting fees                             805,761            10,020           713,907             5,000
   Rent                                                          38,244            16,541            30,616             7,089
   Telephone                                                     15,476             7,927             8,775             3,304
   Advertising                                                  123,067               -              95,830               -
   Auto                                                           8,360             4,616             7,766             2,221
   Depreciation                                                   4,316               -               2,422               -
                                                           ------------      ------------      ------------      ------------
     Total Operating Expenses                                 2,152,232           232,655         1,806,125           135,214
                                                           ------------      ------------      ------------      ------------

(LOSS) INCOME FROM OPERATIONS                                (1,993,589)          164,264        (1,609,616)          177,218
                                                           ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
   Subsidiary acquisition cost                                 (179,220)              -            (179,220)              -
   Interest expense                                              (6,441)           (4,191)           (2,402)           (2,906)
   Interest income                                                3,191               719             2,279               399
                                                           ------------      ------------      ------------      ------------
     Total Other (Expense)                                     (182,470)           (3,472)         (179,343)           (2,507)
                                                           ------------      ------------      ------------      ------------

NET (LOSS) INCOME                                          $ (2,176,059)     $    160,792      $ (1,788,959)     $    174,711
                                                           ============      ============      ============      ============

Net (loss) income per common share - basic and diluted     $      (0.17)             0.02             (0.13)             0.02
                                                           ============      ============      ============      ============

Weighted average number of common shares outstanding -
 basic and diluted                                           13,170,695         8,200,000        13,737,245         8,200,000
                                                           ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                            Common Stock To Be       Additional
                                      Common Stock              Issued               Paid-in   Accumulated  Subscriptions
                                   Shares        Amount     Shares     Amount       Capital     Deficit    Receivable     Total
                                 ----------- ----------- ----------- ----------- ----------- -----------  -----------  -----------
Balance, January 1, 2000          12,069,873  $   12,070        -    $      -    $    24,630  $ (175,290)  $     -      $ (138,590)

Stock issued for cash and          1,295,417       1,294        -           -      1,173,706        -        (15,344)    1,159,666
  subscribed to

Stock issued for compensation and  1,255,000       1,255        -           -      1,235,921        -             -      1,237,176
  services

Stock issued in MNS Acquisition       44,967          45        -           -         71,253        -             -         71,298

Stock to be issued in MNS               -             -        5,033           5       7,917        -             -          7,922
  Acquisition

Net loss, June 30, 2000                 -             -         -           -            -    (2,176,059)         -     (2,176,059)
                                 ----------- ----------- ----------- ----------- ----------- -----------  -----------  -----------

BALANCE, JUNE 30, 2000            14,665,257 $    14,664       5,033 $         5 $ 2,513,427 $(2,351,349) $   (15,334) $   161,413
                                 =========== =========== =========== =========== =========== ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For The Six         For The Six
                                                                                    Months Ended        Months Ended
                                                                                    June 30, 2000       June 30, 1999
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                                 $(2,176,059)      $   160,792
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
   Depreciation                                                                            4,316                -
   Stock based acquisition cost of subsidiary                                             79,220                -
   Stock issued for compensation and services                                          1,237,176                -
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                               362,977             8,362
       Other current assets                                                              (26,135)               -
       Loan receivable - stockholder                                                       7,627             5,079
     Increase (Decrease) in:
       Accounts payable and accrued expenses                                            (232,598)          (56,821)
                                                                                     -----------       -----------
         Net cash (used in) provided by operating activities                            (743,476)          117,412
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (66,798)               -
   Note receivable stockholder                                                           (75,000)               -
                                                                                     -----------       -----------
         Net cash used in investing activities                                          (141,798)               -
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                                                        1,159,666                -
   Repayment of loans                                                                         -             (3,760)
   Line of credit - net                                                                  (74,713)            9,988
                                                                                     -----------       -----------
         Net cash provided by financing activities                                     1,084,953             6,228
                                                                                     -----------       -----------

NET INCREASE IN CASH                                                                     199,679           123,640

CASH - BEGINNING OF PERIOD                                                                    -             67,342
                                                                                     -----------       -----------

CASH - END OF PERIOD                                                                 $   199,679       $   190,982
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for - Interest                                           $     6,441       $     4,191
                                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

               (A) ORGANIZATION

               Blagman Media International, Inc. (the "Company") was formed on January 29, 1999 upon incorporation from a sole proprietorship. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business pursuits.

               On August 2, 1999 one hundred percent of the issued and outstanding common stock of Blagman Media International, Inc. was acquired by Unisat, Inc. in a transaction accounted for as a recapitalization of Blagman Media International, Inc. Unisat, Inc. subsequently changed its name to Blagman Media International, Inc. (See Note 10)

               During the quarter ended June 30, 2000 the Company acquired one hundred percent of MNS Eagle Equity Group I, Inc., an inactive development stage company incorporated in Nevada. (See Note 10(B))

               (B) BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information.

               (C) PRINCIPLES OF CONSOLIDATION

               The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

               (D) USE OF ESTIMATES

               In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


               revenues and expenses during the reported period. Actual results could differ from those estimates.

               (E) CASH AND CASH EQUIVALENTS

               For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

               (F) FAIR VALUE OF FINANCIAL INSTRUMENTS

               Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

               The carrying amounts of the Company's accounts receivable, loan receivable, accounts payable and accrued liabilities, and notes and loans payable, approximates fair value due to the relatively short period to maturity for these instruments.

               (G) PROPERTY AND EQUIPMENT

               Property and equipment are stated at cost and depreciated, using accelerated methods over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

               (H) REVENUE RECOGNITION

               The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. In addition, they earn commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

               (I) INCOME TAXES

               The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               (J) CONCENTRATION OF CREDIT RISK

               The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

               (K) EARNINGS (LOSS) PER SHARE

               Net income (loss) per common share for the six months ended June 30, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

               Common stock equivalents at June 30, 2000 have not been included in the computation of diluted earnings per share since the effect would be anti-dilutive.

               At June 30, 2000 there were 100,000 common stock options outstanding which could potentially dilute future earnings per share.

               (L) SEGMENT INFORMATION

               The Company follows Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." During the six months ended June 30, 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


               (M) RECENT ACCOUNTING PRONOUNCEMENTS

               The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements No. 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of pronouncement No. 133, as amended by No. 137 and 138, will not have a material effect on the Company's financial position or results of operations.

               (N) STOCK OPTIONS

               In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued to a loan guarantor in accordance with SFAS 123.

NOTE 2         NOTE AND LOAN RECEIVABLE - STOCKHOLDER

               The note receivable from stockholder is due on September 30, 2000 and bears interest at 8% per annum.

               The loan receivable from stockholder is uncollateralized and non-interest bearing.

NOTE 3         PROPERTY AND EQUIPMENT

               The following is a summary of property and equipment at June 30, 2000:



               Computer equipment                            $  38,401
               Furniture and fixtures                           42,560
               Office equipment                                 13,461
               Leasehold improvements                            2,876
                                                            ----------
                                                                97,298
               Less:  Accumulated depreciation                 (27,875)
                                                            ==========
                      Property and equipment - net           $  69,423
                                                            ==========

               Depreciation expense was $4,316 for the period ended June 30, 2000.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


NOTE 4         NOTES AND LOANS PAYABLE

               The following schedule reflects notes and loans payable at June 30, 2000:


               Note payable, interest at 6% due March 31, 2001.
                In addition, the Company provided an option to
                purchase up to 100,000 shares of common stock,
                at $0.25 per share, at any time until
                September 1, 2000. (See Note 6)                         $ 50,000

               Note payable- related party, due on demand
                with no interest.                                         66,545

               Loan payable, interest at 9.5%, due on demand.             13,607
                                                                        --------
                                                                         130,152
               Less current portion                                      130,152
                                                                        --------

               Notes and loans payable - non-current                    $      -
                                                                        ========

NOTE 5         LINE OF CREDIT

               The Company had a line of credit agreement with a bank that provided that it could borrow up to $75,000 at 2% over Prime. The line matured on February 7, 2000 and all principal and interest due was paid.

NOTE 6         EQUITY

               (A) COMMON STOCK ISSUANCE

               The Company issued 43,750 shares of common stock for cash totaling $175,000.

               The Company issued 1,255,000 shares of common stock for compensation, consulting and legal services having a fair value of $1,237,176 based upon the per share fair value at the issuance date.

               In connection with its acquisition of MNS Eagle, the Company issued 44,967 shares of common stock and will issue another 5,033 shares having an aggregate fair value of $79,220. (See Note 10(B)).

               (B) COMMON STOCK OFFERING

               On February 16, 2000, the Board of Directors agreed to offer up to 1,250,000 shares of common stock, pursuant to Regulation D,
               Section 4(6) of the Securities

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


               Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by June 30, 2000 and $984,666 of the total subscription of $1,000,000 had been received.

               (C) STOCK OPTIONS GRANTED UNDER LOAN GUARANTEE AGREEMENT

               For options issued in connection with a note (See Note 4), the Company applies SFAS 123. Accordingly, a loan fee of $16,000 was charged to operations in the year ended December 31, 1999.

               For financial statement disclosure purposes and for purposes of valuing stock options issued to new employees, the fair market value of each stock option granted estimated on the date of grant using the Black-Scholes Options-Pricing Model in accordance SFAS 123, using the following weighted-average assumptions: expected dividend yield of 0%, risk-free rate of 5.2%, volatility of 180% and expected term of one year.

               A summary of the options under the loan guarantee agreement as of June 30, 2000 is presented below:

                                                                      Number of     Weighted Average
                                                                       Options       Exercise Price
                                                                     ----------     ----------------
                  STOCK OPTIONS
                    Balance at beginning of period                     100,000            $0.25
                    Granted
                    Exercised
                    Forfeited
                                                                     ----------          -------
                    Balance at end of period                           100,000            $0.25
                                                                     ==========          =======

                  Options exercisable at end of period                 100,000            $0.25

                  Weighted average fair value of options granted during the year

               The following table summarizes information about stock options outstanding at June 30, 2000:

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)



                  Options Outstanding                        Options Exercisable
-------------------------------------------------------    -------------------------
                                  Weighted
                                   Average     Weighted        Number       Weighted
 Range of         Number         Remaining      Average     Exercisable     Average
 Exercise     Outstanding at    Contractual    Exercise     at June 30,     Exercise
  Price       June 30, 2000         Life        Price          2000          Price
---------     --------------    -----------    ---------    -----------     ---------
 $0.25            100,000       0.25 Years       $0.25       100,000          $0.25

NOTE 7         COMMITMENTS AND CONTINGENCIES

               (A) OPERATING LEASE

               On February 29, 2000, the Company entered into a new lease agreement for corporate offices. The lease term is for 37 months. The monthly base rent is $9,089 commencing March 1, 2000. Minimum annual rentals under this lease are as follows:


                         Years Ending
                           June 30:             Amount
                       ----------------      -----------
                             2001              $109,068
                             2002               109,068
                             2003                90,890

               (B) CONSULTING AGREEMENTS

               On December 2, 1999, the Company entered into a six-month agreement with a consulting firm to provide management consulting, business advisory, shareholder information, and public relations advice. The agreement called for compensation based on proposed fees for services to be rendered.

               On December 1, 1999, the Company entered into a five-year agreement with a consultant where the consultant will provide advisory business services. The agreement called for the consultant to receive 25,000 shares of the Company's common stock upon execution of the agreement, and an additional 25,000 shares upon expiration of each quarter year during the first year term to an aggregate of 100,000 shares. None of the above shares were issued. On March 21, 2000, the parties entered into a settlement agreement and mutual release and the Company will issue 50,000 shares of common stock as consideration after June 30, 2000.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

               (C) LEGAL ACTIONS

               On April 1, 1999, a Nevada Corporation filed suit against the Company, its former Chairman of the Board and a former director in the Second Judicial District Court of the State of Nevada, in and for the County of Washoe. In the complaint, the plaintiff alleged intentional interference with contractual relations between the Company and a third party, intentional interference with prospective economic advantage, conspiracy, unfair business practices, breach of fiduciary duty, unjust enrichment, rescission of contract, incomplete accounting and permanent injunction. On February 7, 2000, the parties to the legal action stipulated that the alleged complaints in the lawsuit be dismissed without prejudice.

NOTE 8         CONCENTRATIONS

               Approximately 83% of revenues were derived from three customers for the period ended June 30, 2000. Approximately 92% of accounts receivable were due from four customers having balances an excess of 10% as of June 30, 2000.

NOTE 9         INCOME TAXES

               In 1998, the Company was a sole-proprietorship and the proprietor was responsible for all taxes personally.

               There was no income tax (benefit) for the six months ended June 30, 2000 as the Company incurred a loss.

               The tax effects of temporary differences that gave rise to significant proportions of deferred tax assets and liabilities at June 30, 2000 are as follows:


                  Deferred tax assets:
                    Net operating loss carryforward                $  781,040
                                                                   ------------
                        Total gross deferred tax assets               781,040
                  Less valuation allowance                           (781,040)
                                                                   ------------

                  Net deferred tax assets                          $     -
                                                                   ============

               At June 30, 2000, the Company had a net operating loss carryforward of approximately $2,297,200 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2018.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

               The valuation allowance at January 1, 2000 was $32,370. The net change in the valuation allowance during the period ended June 30, 2000 was an increase of approximately $748,670.

NOTE 10        BUSINESS COMBINATIONS

               (A) ACQUISITION AND RECAPITALIZATION - UNISTAT, INC.

               Under a Stock Exchange Agreement (the "Agreement") consummated on August 2, 1999, Unisat, Inc., ("Unisat"), a non-reporting public shell with no operations at that time, acquired one hundred percent of the issued and outstanding common stock (9,000,000 shares) of Blagman Media International, Inc. ("Blagman") in exchange for 8,200,000 shares of the $0.001 par value common stock of Unisat. As a result of the exchange, the Company became a wholly owned subsidiary of Unisat and the stockholders of Blagman become stockholders of approximately sixty-eight percent of Unisat. Generally Accepted Accounting Principles require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, the exchange was treated as an acquisition of Unisat by Blagman, and a recapitalization of Blagman. The Company's consolidated financial statements immediately following the acquisition were as follows: (1) The Balance Sheet consists of Blagman's net assets at historical cost and Unisat's net assets at historical cost and (2) the Statement of Operations includes Blagman's operations for the period presented and Unisat's operations from the date of acquisition. The Company filed an amendment to its articles of incorporation to change its name from Unisat, Inc. to Blagman Media International, Inc.

               (B) STOCK EXCHANGE AGREEMENT

               Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of April 20, 2000, as amended, between the Company and the shareholders of MNS Eagle Equity Group I, Inc. ("MNS"), a Nevada Corporation, 100% of the outstanding shares of common stock held by the MNS shareholders were exchanged for 50,000 shares of common stock of the Company having a fair value of $79,220 and $100,000 cash in a transaction in which the Company effectively became the parent corporation of MNS.

               The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the Company and MNS on April 20, 2000. No approval of the shareholders of either the Company or MNS is required under applicable state corporate law.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

               At the date of the acquisition MNS Eagle was an inactive public shell corporation with no assets or liabilities. Therefore, the cost of acquiring MNS was not attributable to an intangible asset or goodwill, but was accounted for as a charge to operations and classified as an other deduction on the statement of operations in the account, subsidiary acquisition costs.

               (C) ACQUISITION AND RECESSION AGREEMENTS

               Under a Stock Exchange Agreement (the "Agreement) consummated in 2000, the Company was to acquire Mullinger Media & Communications, Ltd. ("MMC") in exchange for 600,000 shares of Series A Preferred Stock of the Company. As a result of the exchange, MMC would have become a wholly owned subsidiaries of the Company. Subsequent thereto, the Company rescinded this agreement for failure of consideration and other deficiencies.

ITEM 2.                      MANAGEMENT'S DISCUSSION
                                       AND
                        ANALYSIS OF RESULTS OF OPERATIONS


GENERAL

         Blagman Media International, Inc. (the "Company") was incorporated on January 29, 1999 as a successor to a sole proprietorship. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business products.

         Under a Stock Exchange Agreement (the "Agreement") consummated on August 2, 1999, Unisat, Inc., ("Unisat"), a non-reporting public entity with no operations at that time, acquired one hundred percent of the issued and outstanding common stock (9,000,000 shares) of the Company in exchange for 8,200,000 shares of the $0.001 par value common stock of Unisat. As a result of the exchange, the Company became a wholly owned subsidiary of Unisat and the stockholders of the Company become stockholders of approximately sixty-eight percent of Unisat. Generally Accepted Accounting Principles require that the entity whose shareholders retain a majority interest in a business combination be treated as the acquiror for accounting purposes. As a result, the exchange was treated as an acquisition of Unisat by the Company, and a recapitalization of the Company.

         Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of April 20, 2000, as amended, between the Company and the shareholders of MNS Eagle Equity Group I, Inc. ("MNS"), a Nevada corporation, 100% of the outstanding shares of common stock held by the MNS shareholders were to be exchanged for 50,000 shares of common stock of the Company having a fair value of $79,220 and $100,000 cash in a transaction in which the Company effectively became the parent corporation of MNS. At June 30, 2000, 89.9% of the shares had been exchanged and the remainder were exchanged in July.

         On April 20, 2000, the Company filed an interim report on Form 8-K as successor to MNS and assumed MNS' reporting status. The transition of the name change of the Securities and Exchange Commission file from MNS to the Company is currently in process.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended June 30, 2000 decreased from $906,911 to $523,928 (42%). The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for the Company, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted the Company commencing in the second quarter of 2000. The decrease in revenues of $382,982 (42%) was also reflected in gross profits, which decreased from $312,432 to $196,509 or $115,923 (37%). The changes in gross profit approximates the changes in revenues since the nature of the Company's business provides margins which tend to be proportionate to its revenues. For the comparable six month periods in 2000 and 1999, net revenues were $948,642 in 2000 and $1,349,828 in 1999, representing a $401,186 (30%)
decrease. This decrease was also principally related to the loss of the insurance client when it was acquired by another insurer.

         The decrease in revenues as well as a $1,670,911 (1235%) increase in total operating expenses from $135,214 during the three months ended June 30, 1999 to $1,806,125 for the three months ended June 30, 2000 resulted in a loss (before other expenses of $179,343) in 2000 of $1,609,616 compared to operating income of $177,218 for the three month period in 1999 or a 1008% decrease in operating results. During the three months ended June 30, 2000, the Company issued 1,255,00 common shares as additional compensation to officers and as compensation to professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $650,000 in additional officer compensation and $587,176 in additional professional and consulting fees ("Non-Cash Compensation").

         The increase in operating costs also resulted from the Company's shift to a public entity which accounted for a $121,731 increase in cash professional fees and a $129,634 aggregate increase in travel, entertainment and other general and administrative expenses during the three month period ended June 30, 2000 as compared to the same period in 1999. In addition, the Company experienced aggregate increases from $122,556 to $302,504 (245%) in cash compensation to officers and in other compensation related costs, rents, advertising and related items, all in connection with the expanded operating requirements and the need for additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company.

COST OF REVENUES

         Cost of revenues (principally consisting of media acquisition and airtime costs) for the three months ended June 30, 2000 decreased from $594,479 to $327,419 representing a decrease of $267,060 (45%) primarily due to the impact of the loss of the large insurance company account. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the decrease in costs was related to the decrease in advertising revenues. For the six months ended June 30, 2000, the cost of revenues decreased from $952,909 to $789,999 representing a decrease of $162,916 (17%), again, due primarily to the reduced media purchases because of the loss of the large insurance company account.

GENERAL AND ADMINISTRATIVE EXPENSES

         Total general and administrative expenses increased from $135,214 to $1,806,125 (1336%) for the three month period ended June 30, 2000 and from $232,655 to $2,152,232 (925%) for the six months ended June 30, 1999 and 2000 respectively. The increase consisted principally of the $1,237,176 of Non-Cash Compensation and the increase in cash professional fees from $5,000 to $126,731 for the three months and $10,020 to $218,585 for the six months ended June 30, 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters. The Non-Cash Compensation amount is not expected to be a recurring item. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

         Interest expense in the three month periods was not a significant item and decreased from $2,906 to $2,402 (17%). In the six month period ended June 30, 2000, the interest expense increased from $4,191 to $6,441 (34%) from the same period in 1999. Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At June 30, 2000, the Company had loans of $106,321 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which is expected to be converted to compensation expense when employment agreements are finalized.

SUBSIDIARY ACQUISITION COST

         In the three months ended June 30, 2000, the Company recorded an expense of $179,220 as the costs related to acquisition of MNS. This amount consists of $100,000 in cash and $79,200 representing the fair value of the 50,000 common shares of the Company exchanged for the MNS shares.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000, compared to December 31, 1999, the Company's available cash increased by $199,679, but was offset by a decrease in accounts receivable from $479,054 to $116,077 resulting in a decrease in current assets from $519,920 to $450,130 (14%) from December 31, 1999 until June 30, 2000. Similarly, the accounts payable at June 30, 2000 were $227,939 compared to $460,587 at December 31, 1999, a 51% decrease. Those shifts in accounts receivable and payables were the result of the impact of the loss of the large insurance company account. Management anticipates that additional accounts now being acquired by the Company will replace all, or a substantial portion, of the lost revenues from this account and that a significant portion of those revenues will be recognized during the balance of 2000, but there is no assurance that the Company will be successful in fully offsetting the lost account.

         During the six months ended June 30, 2000, the Company issued 2,595,384 common shares of which 1,295,417 were issued for new capital, 44,967 were issued in connection with the MNS transaction and 1,255,000 common shares were issued as Non-Cash Compensation. These transactions resulted in 14,665,257 common shares outstanding at June 30, 2000. During the first six months of 2000, the Company received additional paid-in capital of $1,159,666, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $161,413 at June 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

         Management is currently pursuing various initiatives to expand the Company's operations internally and through strategic alliances with other industry partners. These endeavors may require additional capital funding which the Company expects to raise funds through debt or equity financing arrangements, if appropriate financing is available, on reasonable and accepted terms.

         The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company's long term business objectives. While the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company's interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

YEAR 2000 STATEMENT

         The Company has verified that all internal software used in the operations of the Company and related developments are Year 2000 compliant. The Company sees no risk at this time pertaining to Year 2000, and internal company operations.

FORWARD-LOOKING STATEMENTS

Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2000, the Company issued 1,299,967 common shares of which 44,967 were issued in connection with the MNS transaction and 1,255,000 common shares were issued as Non-Cash Compensation as described in Part 1. During the six months ended June 30, 2000, the Company received additional paid-in capital of $1,159,666, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $161,413 at June 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              None
         (b)  Reports on Form 8-K
              None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:   August 18, 2000                    /s/ Robert Blagman
                                            -----------------------------------
                                            Robert Blagman, President