Form 10QSB/A
period 2000-06-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2000-10-12
CIK 1096936

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              27.1 Financial Data Schedule
         (b)  Reports on Form 8-K
              None

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:   October 12, 2000                   /s/ Robert Blagman
                                            -----------------------------------
                                            Robert Blagman, President