Form 10QSB
period 2000-09-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2000-11-14
CIK 1096936

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ___________________ to ____________________

                         Commission File No.: 000-27777

                       BLAGMAN MEDIA INTERNATIONAL, INC.
             (SUCCESSOR REGISTRANT TO MNS EAGLE EQUITY GROUP I INC.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            NEVADA                                              95-472-9314
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       1901 AVENUE OF THE STARS,
      SUITE 1710, LOS ANGELES, CA                                 90067
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: 310.788.5444
                                                           ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:

                         COMMON STOCK --$.001 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,583,373 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 2000

      Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                                     ---    ---

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.

                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements...............................................................     1

                  Consolidated Balance Sheet As Of
                  September 30, 2000 (Unaudited).....................................................     2

                  Consolidated Statements Of Operations
                  For The Nine Months And Three Months Ended
                  September 30, 2000 And 1999 (Unaudited)............................................     3

                  Consolidated Statement Of Changes In
                  Stockholders' Equity For The Nine Months Ended
                  September 30, 2000 (Unaudited).....................................................     4

                  Consolidated Statement Of Cash Flows
                  For The Nine Months Ended
                  September 30, 2000 And 1999 (Unaudited)............................................     5

                  Notes To Consolidated Financial Statements As Of
                  September 30, 2000 (Unaudited).....................................................     6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations..............................................................    15

PART 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................    19

         Item 2.  Changes in Securities and Use of Proceeds..........................................    19

         Item 3.  Default Upon Senior Securities.....................................................    19

         Item 4.  Submission of Matters to a Vote of Security Holders................................    20

         Item 5.  Other Information..................................................................    20

         Item 6.  Exhibits and Reports on Form 8-K...................................................    20

ITEM 1.                 BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

   CONTENTS
     PAGE             2       CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)

     PAGE             3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED
                              SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

     PAGE             4       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 2000 (UNAUDITED)

     PAGE             5       CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                              1999 (UNAUDITED)

     PAGES         6 - 14     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000 (UNAUDITED)

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000


                                                                                  SEPTEMBER 30, 2000
                                                                                      (UNAUDITED)      DECEMBER 31, 1999
                                                                                  ------------------   -----------------
                                         ASSETS
CURRENT ASSETS
   Cash                                                                              $     27,810       $          -
   Accounts receivable                                                                    297,278            479,054
   Other current assets                                                                    11,504              1,918
   Prepaid expenses                                                                        32,678                  -
   Note receivable - stockholder                                                           75,000                  -
   Loan receivable - stockholder                                                           43,948             38,948
                                                                                  ------------------   -----------------
     Total Current Assets                                                                 488,218            519,920

PROPERTY AND EQUIPMENT - NET                                                               75,564              6,942
                                                                                  ------------------   -----------------

TOTAL ASSETS                                                                         $    563,782       $    526,862
                                                                                  ==================   =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Notes and loans payable - current portion                                         $     63,607       $     80,152
   Line of credit                                                                               -             74,713
   Accounts payable and accrued expenses                                                  319,909            460,587
                                                                                  ------------------   -----------------
     Total Current Liabilities                                                            383,516            615,452

LONG-TERM LIABILITIES
   Notes and loans payable                                                                      -             50,000
                                                                                  ------------------   -----------------

     Total Liabilities                                                                    383,516            665,452
                                                                                  ------------------   -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000 shares authorized,
     19,583,373 and 12,069,873 shares issued and outstanding                               19,582             12,070
   Additional paid-in capital                                                           4,496,676             24,630
   Accumulated deficit                                                                 (4,312,203)          (175,290)
                                                                                  ------------------   -----------------
                                                                                          204,055           (138,590)
Subscriptions receivable                                                                  (23,789)                 -
                                                                                  ------------------   -----------------

     Total Stockholders' Equity (Deficiency)                                              180,266           (138,590)
                                                                                  ------------------   -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                              $    563,782       $    526,862
                                                                                  ==================   =================

          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE NINE   FOR THE NINE   FOR THE THREE  FOR THE THREE
                                                                         MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                             2000           1999           2000           2000
                                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                                         ------------   ------------   ------------   ------------
REVENUES - NET                                                           $  1,403,136   $  1,998,538   $    454,494   $    648,710

COST OF REVENUES                                                            1,139,901      1,665,451        349,902        712,542
                                                                         ------------   ------------   ------------   ------------

GROSS PROFIT (LOSS)                                                           263,235        333,087        104,592        (63,832)
                                                                         ------------   ------------   ------------   ------------

OPERATING EXPENSES
   Officers' compensation                                                     909,920        109,286        109,920         24,060
   Employee compensation and taxes                                            159,728        172,556         36,630         74,879
   Travel and entertainment                                                   156,462              -         24,658              -
   Other general and administrative                                           157,826         18,004         55,720          7,356
   Professional and consulting fees                                         2,586,109         15,082      1,780,348          5,062
   Rent                                                                        61,206         23,630         22,962          7,089
   Telephone                                                                   21,366         12,643          5,890          4,716
   Advertising                                                                148,538              -         25,471              -
   Auto                                                                         8,583          6,841            223          2,225
   Depreciation                                                                 8,154              -          3,838              -
                                                                         ------------   ------------   ------------   ------------
     Total Operating Expenses                                               4,217,892        358,042      2,065,660        125,387
                                                                         ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                                       (3,954,657)       (24,955)    (1,961,068)      (189,219)
                                                                         ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   Subsidiary acquisition cost                                               (179,220)             -              -              -
   Interest expense                                                            (8,613)        (6,089)        (2,172)        (1,898)
   Interest income                                                              5,577          1,201          2,386            482
                                                                         ------------   ------------   ------------   ------------
     Total Other Income (Expense)                                            (182,256)        (4,888)           214         (1,416)
                                                                         ------------   ------------   ------------   ------------

NET (LOSS) INCOME                                                        $ (4,136,913)  $    (29,843)  $ (1,960,854)  $   (190,635)
                                                                         ============   ============   ============   ============

Net (loss) income per common share - basic and diluted                   $      (0.20)             -          (0.11)          0.02
                                                                         ============   ============   ============   ============

Weighted average number of common shares outstanding - basic and diluted   20,533,226      8,200,000     17,324,787      8,200,000
                                                                         ============   ============   ============   ============

         See accompanying notes to consolidated financial statements.

              BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               (UNAUDITED)

                                                                            ADDITIONAL
                                                       COMMON STOCK           PAID-IN     ACCUMULATED  SUBSCRIPTIONS
                                                   SHARES        AMOUNT       CAPITAL       DEFICIT      RECEIVABLE      TOTAL
                                                -----------   -----------   -----------   -----------   -----------   -----------
Balance, January 1, 2000                         12,069,873   $    12,070   $    24,630   $  (175,290)  $         -   $  (138,590)

Stock issued for cash and subscribed to           2,045,417         2,044     1,285,456             -       (15,334)    1,272,166

Stock issued for compensation and services        5,068,083         5,068     3,032,770             -             -     3,037,838

Stock issued for settlement of debt                 350,000           350        74,650             -        (8,455)       66,545

Stock issued in MNS Acquisition                      50,000            50        79,170             -             -        79,220

Net loss, September 30, 2000                              -             -             -    (4,136,913)            -    (4,136,913)
                                                -----------   -----------   -----------   -----------   -----------   -----------

BALANCE, SEPTEMBER 30, 2000                      19,583,373   $    19,582   $ 4,496,676   $(4,312,203)  $   (23,789)  $   180,266
                                                ===========   ===========   ===========   ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS        FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30, 2000   ENDED SEPTEMBER 30, 1999
                                                                                ------------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                              $         (4,136,913)    $              (29,843)
  Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
   Depreciation                                                                                  8,154                          -
   Stock based acquisition cost of subsidiary                                                   79,220                          -
   Stock issued for compensation and services                                                3,037,838                          -
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                                     181,776                     19,974
       Other current assets                                                                     (9,586)                         -
       Prepaid expenses                                                                        (32,678)                         -
       Loan receivable - stockholder                                                            (5,000)                     5,253
     Increase (Decrease) in:
       Accounts payable and accrued expenses                                                  (140,678)                   (40,249)
                                                                                  ----------------------   ------------------------
         Net cash (used in) provided by operating activities                                (1,017,867)                   (44,865)
                                                                                  ----------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (76,776)                         -
   Note receivable stockholder                                                                 (75,000)                         -
                                                                                  ----------------------   ------------------------
         Net cash used in investing activities                                                (151,776)                         -
                                                                                  ----------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                                                              1,287,500                          -
   Repayment of loans                                                                          (15,334)                    (3,760)
   Line of credit - net                                                                        (74,713)                     9,982
                                                                                  ----------------------   ------------------------
         Net cash provided by financing activities                                           1,197,453                      6,222
                                                                                  ----------------------   ------------------------

NET INCREASE (DECREASE) IN CASH                                                                 27,810                    (38,643)

CASH - BEGINNING OF PERIOD                                                                        -                        67,342
                                                                                  ----------------------   ------------------------

CASH - END OF PERIOD                                                              $             27,810     $               28,699
                                                                                  ======================   ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for - Interest                                        $              8,613     $                6,089
                                                                                  ======================   ========================

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

      On August 2, 1999 one hundred percent of the issued and outstanding common stock of Blagman Media International, Inc. was acquired by Unisat, Inc. in a transaction accounted for as a recapitalization of Blagman Media International, Inc. Unisat, Inc. subsequently changed its name to Blagman Media International, Inc. (See Note 10)

      During the quarter ended September 30, 2000 the Company acquired one hundred percent of MNS Eagle Equity Group I, Inc., an inactive development stage company incorporated in Nevada. (See Note 10(B))

      (B)   BASIS OF PRESENTATION

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

      (K)   EARNINGS (LOSS) PER SHARE

      Net income (loss) per common share for the nine months ended September 30, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

      Common stock equivalents at September 30, 2000 have not been included in the computation of diluted earnings per share since the effect would be anti-dilutive.

      (L)   SEGMENT INFORMATION

      The Company follows Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." During the nine months ended September 30, 2000, the Company only operated in one segment therefore segment disclosure has not been presented.

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

NOTE 2  NOTE AND LOAN RECEIVABLE - STOCKHOLDER


      The note receivable from stockholder is due on October 31, 2000 and bears interest at 8% per annum.

      The loan receivable from stockholder is uncollateralized and non-interest bearing.

NOTE 3  PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment at September 30, 2000:

                  Computer equipment                                            $        38,690
                  Furniture and fixtures                                                 51,831
                  Office equipment                                                       13,880
                  Leasehold improvements                                                  2,876
                                                                                   --------------
                                                                                        107,277
                  Less: Accumulated depreciation                                        (31,713)
                                                                                   --------------
                         Property and equipment - net                           $        75,564
                                                                                   ==============

      Depreciation expense was $8,154 for the period ended September 30, 2000.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


NOTE 4  NOTES AND LOANS PAYABLE

      The following schedule reflects notes and loans payable at September 30, 2000:

                 Note payable, interest at 6% due March 31, 2001.  In addition, the Company had provided an option to purchase up to 100,000 shares of common stock, at $0.25 per share, at any time until September 1, 2000 (See Note 6).

                                                                                                   $         50,000

                 Loan payable, interest at 9.5%, due on demand.                                              13,607
                                                                                                      ---------------
                                                                                                             63,607
                 Less current portion                                                                        63,607
                                                                                                      ---------------

                 Notes and loans payable - non-current                                             $              -
                                                                                                      ===============


NOTE 5  LINE OF CREDIT

      The Company had a line of credit agreement with a bank that provided that it could borrow up to $75,000 at 2% over Prime. The line matured on February 7, 2000 and all principal and interest due was paid.

NOTE 6  EQUITY

      (A)   COMMON STOCK ISSUANCE

      The Company issued 750,000 shares of common stock for cash totaling $112,500.

      The Company issued 3,813,083 shares of common stock for compensation, consulting, legal and other services having a fair value of $1,800,662 based upon the per share fair value at the issuance date.

      The Company issued 350,000 shares of common stock for the settlement of a debt of $66,545 and a subscription receivable of $8,455.

      In connection with its acquisition of MNS Eagle, the Company issued 50,000 shares of common stock having an aggregate fair value of $79,220. (See
      Note 10(B)).

      (B)   COMMON STOCK OFFERING

      On February 16, 2000, the Board of Directors agreed to offer up to 1,250,000 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


      Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by September 30, 2000 and $984,666 of the total subscription of $1,000,000 had been received.

      (C)   STOCK OPTIONS GRANTED UNDER LOAN GUARANTEE AGREEMENT

      For options issued in connection with a note (See Note 4), the Company applies SFAS 123. Accordingly, a loan fee of $16,000 was charged to operations in the year ended December 31, 1999.

      For financial statement disclosure purposes and for purposes of valuing stock options issued to new employees, the fair market value of each stock option granted estimated on the date of grant using the Black-Scholes Options-Pricing Model in accordance SFAS 123.

      As of September 30, 2000, the options issued under the loan guarantee agreement expired and were not exercised.

NOTE 7  COMMITMENTS AND CONTINGENCIES

      (A)   OPERATING LEASE

      On February 29, 2000, the Company entered into a new lease agreement for corporate offices. The lease term is for 37 months. The monthly base rent is $9,089 commencing March 1, 2000. Minimum annual rentals under this lease are as follows:


                                       YEARS ENDING SEPTEMBER 30:             AMOUNT
                                      -----------------------------      -----------------
                                                  2001                $           109,068
                                                  2002                            109,068
                                                  2003                             63,623

      (B)   CONSULTING AGREEMENTS

      On December 2, 1999, the Company originally entered into a six-month agreement with a consulting firm to provide management consulting, business advisory, shareholder information, and public relations advice. The agreement called for compensation based on proposed fees for services to be rendered. The Company is currently employing the same consulting firm on a month to month basis.

      On December 1, 1999, the Company entered into a five-year agreement with a consultant whereby the consultant was to provide advisory business services. The

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


      agreement called for the consultant to receive 25,000 shares of the Company's common stock upon execution of the agreement, and an additional 25,000 shares upon expiration of each quarter year during the first year term to an aggregate of 100,000 shares. None of the above shares were issued. On March 21, 2000, the parties entered into a settlement agreement and mutual release and the Company issued 50,000 shares of common stock as consideration during the period ended September 30, 2000.

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

NOTE 8  CONCENTRATIONS

      Approximately 92% of revenues were derived from two customers for the period ended September 30, 2000. Approximately 81% of accounts receivable were due from three customers having balances an excess of 10% as of September 30, 2000.

NOTE 9  INCOME TAXES

      In 1998, the Company was a sole-proprietorship and the proprietor was responsible for all taxes personally.

      There was no income tax (benefit) for the nine months ended September 30, 2000 as the Company incurred a loss.

      The tax effects of temporary differences that gave rise to significant proportions of deferred tax assets and liabilities at September 30, 2000 are as follows:

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)

                  Deferred tax assets:
                  Net operating loss carryforward                                  $       1,447,800
                                                                                      ----------------
                  Total gross deferred tax assets                                          1,447,800
                  Less valuation allowance                                                (1,447,800)
                                                                                      ----------------

                  Net deferred tax assets                                          $               -
                                                                                      ================


      At September 30, 2000, the Company had a net operating loss carryforward of approximately $4,258,300 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2018.

      The valuation allowance at January 1, 2000 was $32,370. The net change in the valuation allowance during the period ended September 30, 2000 was an increase of approximately $1,415,430.

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

      (C)   ACQUISITION AND RECISION AGREEMENTS

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

NOTE 11  SUBSEQUENT EVENT

      On October 20, 2000 the Company executed a letter of intent to acquire a controlling equity interest in Tri-Gate Entertainment, Inc., a Bermuda corporation, ("Tri-Gate"). Under the terms of the letter of intent, the Company will initially acquire 51% of Tri-Gate in exchange for 1,900,000 shares of the Company's restricted rule 144 common stock and would be granted an option to acquire the remaining 49% equity interest in Tri-Gate. In the event that a definitive acquisition agreement has not been executed and delivered by 90 days, either party may terminate the letter of intent without liability on the part of either party.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended September 30, 2000 as compared to the same period in 1999 decreased from $648,710 to $454,494 (30%). The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for the Company, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted the Company's revenues commencing in the second quarter of 2000. The decrease in revenues between the two years of $194,216 (30%) was not reflected in gross profits, which increased from a loss of $63,832 in the third quarter of 1999 to a gross profit of $104,592 in the third quarter of 2000, reflecting an increase of $168,424 (264%). The gross profit margins reflect both the changes in revenues, since the nature of the Company's business provides margins which tend to be proportionate to its revenues, and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000. For the comparable nine month periods in 2000 and 1999, gross profit was $263,235 in 2000 and $333,087 in 1999, representing a $69,852 (21%) decrease. This decrease was also principally related to the loss of the insurance client when it was acquired by another insurer.

      The decrease in revenues as well as a $1,940,273 (1547%) increase in total operating expenses (consisting principally of the $1,800,622 in Non-Cash Compensation described below) from $125,387 during the three months ended September 30, 1999 to $2,065,660 for the three months ended September 30, 2000 resulted in a loss (before other expenses of $214) in 2000 of $1,961,068 compared to operating losses of $189,219 for the three month period in 1999 or a 1037% increase in operating losses. During the three months ended September 30, 2000, the Company issued 3,813,083 common shares as compensation for prior services to various consultants and professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $1,800,662 in non cash compensation, which has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively "Non-Cash Compensation").

      The increase in operating costs also resulted from the Company's status as a public entity which accounted for a $36,735 increase in cash professional fees and a $74,588 aggregate increase in other cash general and administrative expenses (partially offset by a decrease of $38,267 in travel and similar costs) during the three month period ended September 30, 2000 as compared to the same period in 1999. In addition, the Company experienced aggregate increases from $103,655 to $152,448 (147%) in cash compensation to officers and in other compensation related costs, rents, advertising and related items, principally in connection with the expanded operating requirements and the need for some additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company. The increases experienced over prior quarters were partially offset by the increased use of the computer tracking system and technology systems, by management's increased experience with public company status which has allowed them to redirect more of their efforts to day-to-day operating activities and the retention of professionals familiar with public company requirements generally. Also, management believes that it has now addressed the cumulative effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unistat and NMS transactions from the Company's early experiences as a public entity and from deferrals of cash compensation by officers and consultants.

COST OF REVENUES

      Cost of revenues (principally consisting of media acquisition and airtime costs) for the three months ended September 30, 2000 decreased from $712,542 to $349,902 representing a decrease of $362,640 (51%) primarily due to the impact of the loss of the large insurance company account, partially offset by the improved efficiencies realized from the integration of the computer tracking systems. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the decrease in costs was principally related to the decrease in advertising revenues. For the nine months ended September 30, 2000, the cost of revenues decreased from $1,665,451 to $1,339,901 representing a decrease of $525,550 (32%), again, due primarily to the reduced media purchases because of the loss of the large insurance company account.

GENERAL AND ADMINISTRATIVE EXPENSES

      Total general and administrative expenses increased from $125,389 to $2,065,660 (1547%) for the three month period ended September 30, 2000 and from $358,042 to $4,217,892 (1078%) for the nine months ended September 30, 1999 and 2000 respectively. The increase consisted principally of the $1,800,662 of Non-Cash Compensation and the increase in cash professional fees from $5,062 to $36,735 for the three months and $15,082 to $256,950 for the nine months ended September 30, 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters, all of which were partially offset by the savings from computer tracking and reduced travel and entertainment costs. The Non-Cash Compensation amount which was reflected in this and the prior quarter is not expected to be a recurring item in future periods because obligations from the prior entities and other commitments have generally been satisfied. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

      Interest expense in the three month periods was not a significant item and increased from $1,898 to $2,172 (14%). In the nine month period ended September 30, 2000, the interest expense increased from $6,089 to $8,613 (41%) from the same period in 1999. Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At September 30, 2000, the Company had loans of $128,948 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which is expected to be converted to compensation expense when employment agreements are finalized.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 2000, compared to December 31, 1999, the Company's available cash increased by $27,810, but was offset by a decrease in accounts receivable from $479,054 to $297,278 resulting in a decrease in current assets from $519,920 to $488,218 (6%) from December 31, 1999 until September 30, 2000. However, the accounts payable at September 30, 2000 was $319,909 compared to $460,587 at December 31, 1999, a 31% decrease. Those shifts in accounts receivable and accounts payable were the result of the impact of the loss of the large insurance company account, the initial impact from new accounts and improved internal controls. Management anticipates that additional accounts now being acquired by the Company will replace all, or a substantial portion, of the lost revenues from the insurance account and that a significant portion of those revenues will be recognized during the balance of 2000, but there is no assurance that the Company will be successful in fully offsetting the lost account.

      During the nine months ended September 30, 2000, the Company issued 7,513,500 common shares of which 2,045,417 were issued for new capital, 50,000 were issued in connection with the MNS transaction and 5,418,083 common shares were issued as Non-Cash Compensation. These transactions resulted in 19,583,373 common shares outstanding at September 30, 2000. During the first nine months of 2000, the Company received additional paid-in capital of $1,285,456, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $180,266 at September 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

      Management is currently pursuing various initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and accepted terms.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended September 30, 2000, the Company issued 4,918,116 common shares of which 33 constituted the balance of 50,000 shares issued in connection with the MNS transaction and 3,813,083 common shares were issued as Non-Cash Compensation as described in Part 1. During the nine months ended September 30, 2000, the Company received additional paid-in capital of $1,285,486, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $180,266 at September 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

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

                                            BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:   November 11, 2000                   /s/ Robert Blagman
                                            -----------------------------------
                                             Robert Blagman, President