Form 10KSB
period 2000-12-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-04-16
CIK 1096936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________


                          Commission File No. 000-27777

                        BLAGMAN MEDIA INTERNATIONAL, INC.
             (SUCCESSOR REGISTRANT TO MNS EAGLE EQUITY GROUP I INC.)
             -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                 Nevada                                    91-192-3501
  -----------------------------------                -------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification Number)

  1901 Avenue of the Stars, Suite 1700
         Los Angeles, California                                90067
----------------------------------------                 ---------------------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (310) 788-5444
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

    Securities registered pursuant to Section 12(b) of the Exchange Act: None


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock $.001 par value
                          ----------------------------
                                 Title of Class

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for 2000 were $1,876,000.

As of December 31, 2000, the approximate market value of the voting stock held by non-affiliates of the registrant was $1,267,728, based on an average bid price of $.085 per share.

Indicate by check mark whether the issuer has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001 the most recent practicable date was:
22,238,450

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

     Blagman Media International, Inc. (BMII.OB) ("BMII"), the reporting entity, is a Nevada corporation, which is the successor to an enterprise founded in 1962. We operate our business through Blagman Media International, Inc., a wholly-owned subsidiary (also a Nevada corporation with the same name), incorporated on January 29, 1999 as a successor to a sole proprietorship founded by Robert Blagman. We are a direct marketing, direct response and media enterprise based in Century City, California which principally provides direct market services and media buying for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we organize direct response media campaigns on radio, television and in print and provide assistance in backend marketing and creative production.

     We began operations in 1994 as a sole proprietorship. On August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1962 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in the privately held BMII for 8,200,000 common shares of Unisat, Inc. In April 2000, BMII entered into a share exchange agreement with MNS Eagle Equity Group I ("MNS"), an inactive, reporting Nevada corporation, which resulted in BMII becoming the parent entity. After the filing of a Report on Form 8-K, BMII became the successor reporting entity. References in this Report to BMII refer to both entities and to MNS Eagle Equity Group I, which is also now a wholly-owned subsidiary of BMII. The corporate relationships are the result of transactions in 1999 and 2000, through which BMII became the reporting, trading, development stage Nevada Corporation with shares publicly traded on the NASDAQ Bulletin Board.

     The primary purpose of these transactions was to give BMII access to a public market, to create a new corporate vehicle with which to build a more expansive media-buying infrastructure, and thereby allow BMII to leverage its direct marketing and direct response efforts. Currently, we are actively pursuing acquisitions and strategic relationships in order to create a "network" of alliance partners that will have the capacity to deliver a broader range services in a more cost-efficient manner. Our first significant transaction currently is expected to be the acquisition of the stock of Mercury Media, Inc., a Santa Monica based advertising agency. We have entered into a definitive agreement to acquire all outstanding stock of Mercury in a transaction expected to close, assuming we obtain the required funding and all other closing requirements are met, in the second quarter of this year. We are also pursuing other possible acquisitions and strategic arrangements.

     During 2000, in addition to considering merger and acquisition opportunities for consolidation and industry growth, we considered establishing an immediate Internet strategy, but funding was limited. We, therefore, focused on our core competencies by making quantitative media buys and in assisting our clients in implementing traditional radio, television and out of home media strategies. Given the general uncertainties in Internet advertising and Internet business models that developed in late 2000, and which continue, we plan to monitor the use and styles of Internet advertising. In this way, we can assess the opportunities available to us in Internet advertising while not making any firm financial commitments to an Internet strategy.

OVERVIEW

     Our principal business is media buying, with a specific focus on direct marketing and direct response advertising. Direct marketing is any communication or advertisement to a consumer or business that is designed to generate a direct interest in the form of an order for a specific product of service, a request for information, or a visit to a place of business with a predetermined demographic audience. Direct marketing efforts generally attract the response by offering an incentive to the targeted audience through a broad range of media vehicles including catalogs, bill inserts, coupon mailings, telemarketing, events, and traditional direct mail. Direct marketing is intended to gain consumer interest and awareness and produce sales over a period of time through a response to the materials or the broadcast but, generally, direct marketing does not solicit an immediate response or purchase. BMII's revenues for direct marketing services are generated from media commissions which are paid in advance to us as media is placed and purchased and from fees for direct services to the client.

         In contrast, direct response utilizes direct marketing's array of media vehicles, but also targets a non-specific demographic audience through media time available as "remnants" or "surplus" after normal network and prime advertising has been purchased. At times of "general advertiser" recession (which exists in the first quarter of 2001) the direct response industry can flourish due to an excess of media inventory. Direct response's main purpose is to reach an audience and generate an immediate profitable transaction. Direct response firms handle all aspects of a media campaign by merging the roles of product developer, marketer, and merchant. They often receive a percentage of sales revenues, as well as fees based on time purchased or actual services rendered. While direct response media buys and programming can be either long form (more than 2 minutes and generally 30 minutes in length) or short form (generally 30 to 120 seconds in length), the most commonly recognized direct response format is the "infomercial," a 30 minute television program demonstrating a product, providing testimonials, offering additional tie-in merchandise and motivating the audience to order the product while they are watching.

     To date, our major focus has been on direct marketing services. According to the Direct Marketing Association (DMA), overall sales through direct marketing (during 2000) in the United States were approximately $1.5 trillion and are expected to continue to increase. The proliferation of cable, network and non-network television, Internet and radio has made traditional media choices less effective and audiences harder to reach. This proliferation has increased the obstacles to reaching a mass audience in traditional media formats and increased the cost of capturing a consumer's attention. In contrast to traditional general media marketing, the results of a direct marketing or a direct response campaign are easily quantifiable since any responses are the direct result of the marketing dollars used to generate them. Clients utilizing direct marketing and direct response campaigns have immediate feedback on whether or not their advertising has effectively translated to sales or revenues.

     The direct marketing system requires advertisers to focus on the most effective time and media slots for the product. As a result, media buying has become more precise and agencies have tended to specialize. We believe that there is a need to reverse the fragmentation through consolidation so clients can benefit from broader marketing, increased buying power and the economies of scale. The following chart compares the characteristics of traditional advertising with the direct marketing and direct response approaches:


------------------------------------------------------------------------------------------

              GENERAL ADVERTISING VS. DIRECT MARKET AND DIRECT RESPONSE
------------------------------------------------------------------------------------------
             ADVERTISING                         DIRECT MARKET AND DIRECT RESPONSE
------------------------------------------------------------------------------------------
Purpose is to create positive awareness a     Purpose is create instant sale or inquiry
product or service.                           for product of service.

Builds awareness for a sale at some other     Makes a sale or contact now, directly with
time and place, under the buyer's control.    the customer, at a time a time and place
                                              under the seller's control.

Transitive communication. Information         Interactive. Seller tests and receives
flows from the advertiser to the prospect.    information from the prospect.

Sells products.                               Sells offers.

Creates markets.                              Discovers markets.

Seeks to influence behavior.                  Seeks to model or repeat behavior.

Creates sales.                                Creates customers.

Vaguely measurable, usually in terms of       Fully accountable. Every response is
"market share."                               measured (cost/order, cost/lead, etc.).

If advertising is an "art," direct mail and direct response are a "science"
because variables are documented, tested, and turned into constants, which are
"replicated" in further "scientific experiments" to achieve the same or better results. Direct response employs a range of strategies and techniques and tests them in various combinations to achieve maximum marketing results at lowest cost.
----------------------------------------------------------------------------------------

     During 2001, we plan to grow through the acquisitions of complementary firms serving niche direct marketing and direct response markets, to continue to build on our established network of alliances and to develop depth in our database management, expansion marketing, media exchange services, and corporate reinvestment strategies. To enhance sales and marketing results, we currently perform in-house research and conduct selective competitive intelligence on consumer and customer trends. Through strategic acquisitions and alliances, we expect to have access to broad demographic data on consumers and their purchasing habits.

     REVENUE SOURCES

     BMII currently generates approximately 75% of its total revenues from direct marketing media commissions of which approximately 18% is from radio, 72% is from television and 10% is form outdoor advertising and other advertising avenues. Frequently, these commissions are earned and split with other media or advertising agencies. The remaining 25% in revenues represents fees for service contracts and commissions where BMII represents its advertising clients for exclusive placement of services covering productions, advertising, marketing/media, telemarketing and fulfillment activities. These services generally include a monthly fee for developing and advising on the complete marketing strategy and tactics, and related market research to establish the target identity and demographic for TV, radio and outdoor placements and a commission on the actual production series. Consistent with industry practice, we approve the media purchase orders, receive full payment from the client before the media airs and remit the media payments after deducting commissions and the media charges as they are billed to us.

     COMPETITION

     We compete with much larger advertising agencies that have greater financial and personnel resources to service their accounts. We seek to meet the competitive challenges these larger agencies pose through research, selective competitive intelligence on consumer and customer trends, use of our growing database on what motivates people to buy, and the quality and reliability in executing our client's direct response targeted programs. In addition, our boutique size, ability to offer advanced client services and personal attention allows BMII to differentiate itself from many competitors. During 2000, some of our clients could also be considered competitors, to the extent they did not outsource the advertising and direct marketing services to us, and the larger worldwide direct marketing and direct response entities. Our main direct competitors are Hawthorne Media, Century Media and Fredrickson Television.

     DEPENDENCE ON LIMITED CLIENTS

     During 1999, we had one major customer, representing approximately 51% of our revenues for the year ending December 31, 1999. Sixteen other customers represented the balance of our 1999 revenues. That principal client was acquired in 1999 and in the acquisition, the acquiring company eliminated the direct marketing and direct response strategies after our contract was completed in 2000. During 2000, we focused on obtaining new business to offset this loss and as of December 31, 2000, we had 11 active clients, four of which collectively accounted for more than 27% of revenues.

     Our principal clients included Eastman Kodak, Dodge-Chrysler, Black and Decker, One World Live, Emson, Liberty Medical, Greenpeace, the Red Skelton Estate and Amnesty International. BMII's experience with well respected, nonprofit agencies is helping to enhance the market perception of the long form infomercial industry by shifting the focus of this medium toward a higher quality and more respected products and companies.

     ALLIANCES

     We have expanded our market presence through alliances with larger enterprises and associations where our particular expertise is valuable and our ability, as a smaller entity, to respond quickly in a flexible manner allows the larger organization to enhance its marketing and advertising services. Our alliance partners include:

     Eicoff Informerical (Shared Business)

     Eicoff Infomercial is engaged in direct response long form media buying in association with Eicoff & Company, a subsidiary of Ogilvy & Mather. Eicoff Infomercial purchases all long form media for Eicoff & Company, and BMII has an exclusive, verbal agreement to place this media. Eicoff & Company is the oldest, largest, and one of the most successful direct marketing firms in the country, and the number one short form-advertising agency in the world with billings exceeding $150 million. Al Eicoff, the company's founder, is considered the "father of the direct response industry."

     GSP Marketing ("GSP")

     Crain's Chicago Business named GSP one of the top-marketing firms of 1998. With annual billing exceeding $186 million, GSP is one of the foremost print media and marketing firms in the country. BMII is contracted as a television and radio-buying partner for GSP's print clients. GSP's clients include Diners Club, American Medical Association, Anheuser Busch, FTD Direct, Lens Crafters, Sears, and The Sharper Image.

     INTELLECTUAL PROPERTY

     BMII has no patents, trademarks, licenses or any other intangible assets that would impact its value or earnings.

     GOVERNMENT COMPLIANCE

     BMII has no specific compliance issues with any federal or state agency.

     RESEARCH AND DEVELOPMENT OF ADVERTISING ACTIVITIES

     BMII estimates that it spends approximately 25% of its time on research and development activities related to marketing strategies or techniques. BMII believes research on consumer trends is one of its competitive advantages.

     ENVIRONMENTAL REGULATION

     The cost and effects of compliance with environmental laws for federal, state or local governments are inconsequential.

     EMPLOYEES

     As of December 31, 2000, we had 6 full-time employees, in marketing and sales and in operations and general management. None of the employees is a member of any union or collective bargaining organization. BMII considers its relationship with its employees to be excellent. A significant portion of BMII's public relations and marketing is performed by independent contractors from whom BMII expects to acquire new customer billings. As of December 31,

2000, we also had 5 independent contractors concentrating primarily on marketing and public relations to improve BMII's visibility in branding its names and services. All of these sales and marketing representatives work on a month-to-month, commission basis.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our executive office is located in Los Angeles, California where we occupy approximately 3,725-square feet with an annual rent of approximately $9,089.00. The lease term on the space commenced on February 29, 2000 and continue through April 30, 2003. Our current rental rates are well below market for similar space in similar locations.

ITEM 3. LEGAL PROCEEDINGS.

     There are no legal proceedings currently pending against BMII but we also anticipate that, from time to time, we may be named as a party, to legal proceedings that may arise in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our security holders either through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     Our Common Stock is currently trading on the NASDAQ Bulleting Board under the symbol BMII.OB. The following table sets forth the high and low sales price of the Unisat Common Stock before August 1999 and the successor BMII Common Stock since then, all on the NASDAQ Bulleting Board, the principal market for the fiscal years 1999 and 2000.


                                        High             Low
                                    Sales Price      Sales Price
                                    -----------      -----------
1999     First Quarter              $  4.875           $   1.125
         Second Quarter                2.750               0.437
         Third Quarter                 0.625               0.125
         Fourth Quarter                3.250               0.200

2000     First Quarter              $  4.625               1.500
         Second Quarter                2.625               0.625
         Third Quarter                 0.800               0.190
         Fourth Quarter                0.300               0.080


     The number of shareholders of record as of December 31, 2000 was 435. However, management estimates, that the total beneficial ownership is significantly larger because of the number of shares held in "street" name.

     At January 31, 2001, we had 23,238,450 shares of Common Shares outstanding.

     We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. The future dividend policy of BMII will be determined from time to time by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                             MANAGEMENT'S DISCUSSION
                                       AND
                        ANALYSIS OF RESULTS OF OPERATIONS

GENERAL

     Blagman Media International, Inc. (BMII.OB) ("BMII"), the reporting entity, is a Nevada corporation, which is the successor to an enterprise founded in 1962. We operate our business through Blagman Media International, Inc., a wholly-owned subsidiary (also a Nevada corporation with the same name), incorporated on January 29, 1999 as a successor to a sole proprietorship founded by Robert Blagman. We are a direct marketing, direct response and media enterprise based in Century City, California which principally provides direct market services and media buying for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we also organize direct response media campaigns on radio, television and in print.

     We began operations in 1994 as a sole proprietorship. On August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1962, formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc.. The transaction was structured as a share exchange in which Robert Blagman exchanged all of his shares in the privately held entity for 8,200,000 common shares of Unisat, Inc. In April 2000, BMII entered into a share exchange agreement with MNS Eagle Equity Group I ("MNS"), an inactive, reporting Nevada corporation, which resulted in BMII becoming the parent entity. After the filing of a Report on Form 8-K, BMII became the successor reporting entity. References in this Report to BMII refer to both entities and to MNS Eagle Equity Group I, which is also now a the other wholly-owned subsidiary of BMII. The corporate relationships are the result of transactions in 1999 and 2000, through which BMII became the reporting, trading, development stage Nevada corporation with shares publicly traded on the NASDAQ Bulletin Board.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

     Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 decreased from $3,182,099 to $1,876,056 (41%). The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for BMII, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted BMII's revenues commencing in the second quarter of 2000. The decrease in revenues between the two years of $1,306,043 (41%) was reflected in gross profits, which decreased from $638,858 in 1999 to $468,405 in 2000, reflecting a decrease of $170,453 (26%). The gross profit margins reflect both the changes in revenues, since the nature of BMII's business provides margins which tend to be proportionate to its revenues, and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000.

     The decrease in revenues as well as a $3,520,272 (465%) increase in total operating expenses (consisting principally of the $2,209,523 in Non-Cash Compensation described below) from $755,464 in 1999 to $4,275,736 in 2000 resulted in a loss (before other expenses of $182,979) in 2000 of $3,807,330 compared to operating losses of $116,606 for 1999 or a 3165% increase in operating losses. During 2000, BMII issued 4,583,577 common shares as compensation for services to various consultants and professionals. Under GAAP, BMII is required to record these amounts as a compensation expense based on the market price of BMII's shares on the date of issuance, even though no cash payments were made. As a result, BMII recorded $2,209,523 in non cash compensation, which has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively "Non-Cash Compensation").

     The increase in operating costs also resulted from BMII's status as a public entity which accounted for a $589,002 increase in cash and non-cash amounts for professional fees and a $163,222 aggregate increase in other cash general and administrative expenses during 2000 as compared to 1999. In addition, BMII experienced aggregate increases from $799,467 (286%) compensation to officers and in other compensation related costs, rents, advertising and related items, principally in connection with the expanded operating requirements and the need for some additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of BMII rather than to day-to-day sales and marketing activities for BMII. The increases experienced over 1999 was partially offset by the increased use of the computer tracking system and technology systems, by management's increased experience with public company status which has allowed more focus on day-to-day operating activities and the retention of professionals familiar with public company requirements generally. Also, management believes that it has now addressed the principal effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unisat and NMS transactions, from BMII's early experiences as a public entity and from deferrals of cash compensation by officers and consultants.

COST OF REVENUES

     Cost of revenues (principally consisting of media acquisition and airtime costs) for 2000 decreased from $2,543,241 in 2000 to $1,407,655 in 1999 representing a decrease of $1,135,590 (45%) primarily due to the impact of the loss of the large insurance company account, partially offset by the improved efficiencies realized from the integration of the computer tracking systems. As a general matter, BMII incurs media costs in direct proportion to operating revenues and, therefore, the 45% decrease in costs was principally related to the 41% decrease in advertising revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     Total general and administrative expenses increased from $755,464 to $4,275,736 (465%) for 2000 as compared to 1999. The increase consisted principally of the $2,209,523 of Non-Cash Compensation and the increase in professional fees from $28,809 to $617,811 for 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters, all of which were partially offset by the savings from computer tracking and reduced travel and entertainment costs. The Non-Cash Compensation amount which was reflected in 2000 is not expected to be a recurring item in future periods because obligations from the prior entities and other commitments have generally been satisfied. BMII anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

     Interest expense was not a significant item in 1999 or 2000 and increased from $10,812 in 1999 to $11,613 (.7%) in 2000. Since BMII records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At December 31, 2000, BMII had loans of $120,448 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from BMII, all or a portion of which are being converted to compensation expense when employment agreements are finalized. In February 2001, $75,000 in shareholder loans were repaid.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, compared to December 31, 1999, the increase in cash to $179,744 was offset by a reduction from $479,054 to $15,569 in accounts receivable resulting in a decrease in current assets from $519,920 to $340,619 (34%) from December 31, 1999 until December 31, 2000. However, the accounts payable at December 31, 2000 was $460,587 compared to $463,066 at December 31, 1999, a 0.5% increase. Those shifts in accounts receivable and accounts payable were the result of the impact of the loss of the large insurance company account, the initial impact from new accounts and improved internal controls. Management anticipates that additional accounts now being acquired by BMII will replace all, or a substantial portion, of the lost revenues from the insurance account. A portion of those revenues was recognized during late 2000 and further increases should be reported in 2001, but there is no assurance that BMII will be successful in fully offsetting the lost account.

     During 2000, BMII issued 10,333,577 common shares of which 5,239,500 were issued for new capital, 50,000 were issued in connection with the MNS transaction, 460,500 were issued for debt and 4,583,577 common shares were issued as Non-Cash Compensation. These transactions resulted in 22,403,500 common shares outstanding at December 31, 2000. During 2000, BMII received additional paid-in capital of $3,951,540, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders deficit of $406,990 at December 31, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

     Management is currently pursuing various initiatives to expand BMII's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will require additional capital funding which BMII hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and accepted terms. Mercury Media of Santa Monica is a leading direct response agency that has entered into an agreement for full acquisition by BMII.

     BMII intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to BMII's long term business objectives. Additional capital will be needed to maintain the growth plans of BMII and to complete the transaction with Mercury Media and in other possible acquisitions. If substantial additional working capital does not become available, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet essential capital requirements for the next 12 months but will not support growth. However, BMII currently has a significant deficit. As a result, BMII's financial statements for the period ended December 31, 2000 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. BMII incurred a net loss of $3,990,309 for the year ended December 31, 2000, and has a working capital deficiency of $483,183 and a stockholders deficiency at December 31, 2000 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in BMII's interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

FORWARD-LOOKING STATEMENTS

     Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting BMII's operations, markets, products and prices and other factors discussed in BMII's various filings with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits and Financial Statement Schedules.

     Financial Statements - December 31, 2000 and 1999.

b)   Reports on Form 8-K.

     No reports were filed in the forth quarter of 2000.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES




                                    CONTENTS



PAGE   1        INDEPENDENT AUDITORS' REPORT

PAGE   2        CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2000 AND 1999

PAGE   3        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                1999

PAGE   4        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED
                DECEMBER 31, 2000 AND 1999

PAGE   5        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
                1999

PAGES 6 - 15    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
   Blagman Media International, Inc.

We have audited the accompanying consolidated balance sheets of Blagman Media International, Inc. and Subsidiaries December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Blagman Media International, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a loss from operations of $3,990,309, a working capital deficiency of $483,183, and stockholders' deficiency of $406,990. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
February 22, 2001

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                                                   2000                 1999
                                                                                                ------------       ------------
CURRENT ASSETS
  Cash                                                                                          $   179,744        $      --
  Accounts receivable                                                                                15,569            479,054
  Other current assets                                                                                2,974              1,918
  Prepaid insurance                                                                                  21,884               --
  Note and loan receivable - stockholder                                                            120,448             38,948
                                                                                                -----------        -----------
     Total Current Assets                                                                           340,619            519,920
                                                                                                -----------        -----------
PROPERTY & EQUIPMENT - NET                                                                           71,737              6,942
                                                                                                -----------        -----------
OTHER ASSETS
  Deposits                                                                                            4,456               --
                                                                                                -----------        -----------
     Total Other Assets                                                                               4,456               --
                                                                                                -----------        -----------
TOTAL ASSETS                                                                                    $   416,812        $   526,862
                                                                                                ===========        ===========

                                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Notes and loans payable - current portion                                                     $    77,449        $    80,152
  Line of credit                                                                                       --               74,713
  Accounts payable and accrued expenses                                                             463,066            460,587
  Media cost refunds payable                                                                         33,287               --
  Deferred revenue                                                                                  250,000               --
                                                                                                -----------        -----------
     Total Current Liabilities                                                                      823,802            615,452

LONG-TERM LIABILITIES
  Notes and loans payable                                                                              --               50,000
                                                                                                -----------        -----------

     Total Liabilities                                                                              823,802            665,452
                                                                                                -----------        -----------

STOCKHOLDERS' DEFICIENCY
  Common stock, $.001 par value, 100,000,000 shares authorized, 22,403,450 and 12,069,873            22,403             12,070
    shares issued and outstanding in 2000 and 1999, respectively
  Additional paid in capital                                                                      3,951,540             24,630
  Accumulated deficit                                                                            (4,165,599)          (175,290)
                                                                                                -----------        -----------
                                                                                                   (191,656)          (138,590)
  Less subscriptions receivable                                                                    (215,334)              --
                                                                                                -----------        -----------

     Total Stockholders' Deficiency                                                                (406,990)          (138,590)
                                                                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                  $   416,812        $   526,862
                                                                                                ===========        ===========



          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 2000 AND 1999




                                                                                   2000                1999
                                                                                -----------         -----------

REVENUES - NET                                                                 $  1,876,056        $  3,182,099

COST OF REVENUES                                                                  1,407,651           2,543,241
                                                                                ------------       ------------

GROSS PROFIT                                                                        468,405             638,858
                                                                               ------------        ------------

OPERATING EXPENSES
    Officers' compensation                                                        1,078,167             278,700
    Employee compensation and taxes                                                 245,867              84,293
    Consulting and commissions                                                    1,642,314             131,859
    Professional fees                                                               617,811              28,809
    Other general and administrative                                                213,850              50,628
    Travel and entertainment                                                        185,890              80,020
    Advertising                                                                     151,718              17,975
    Rent                                                                             84,300              28,356
    Utilities                                                                        26,517              18,074
    Auto                                                                             17,321              15,799
    Depreciation                                                                     11,980               4,951
    Loan fee                                                                           --                16,000
                                                                               ------------        ------------
      Total Operating Expenses                                                    4,275,735             755,464
                                                                               ------------        ------------

LOSS FROM OPERATIONS                                                             (3,807,330)           (116,606)
                                                                               ------------        ------------

OTHER INCOME (EXPENSE)
    Subsidiary acquisition cost                                                    (179,220)               --
    Interest expense                                                                (11,613)            (10,812)
    Interest income                                                                   7,854               1,470
                                                                               ------------        ------------
      Total Other (Expense)                                                        (182,979)             (9,342)
                                                                               ------------        ------------

NET LOSS                                                                       $ (3,990,309)       $   (125,948)
                                                                               ============        ============
NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                                                             $      (0.25)       $     (0.013)
                                                                               ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED         15,855,128           9,800,961
                                                                               ============        ============




          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   Additional
                                             Common Stock           Paid-In     Accumulated  Subscriptions
                                        Shares         Amount       Capital        Deficit     Receivable        Total
                                        ------      -----------   -----------   -----------  --------------   ------------
Balance, January 31,1999               8,200,000   $     8,200   $      --      $   (49,342)   $      --      $   (41,142)
Recapitalization                       3,819,873         3,820        (3,820)          --             --             --
Stock issued for services                 50,000            50        12,450           --             --           12,500
Stock options issued as a loan fee          --            --          16,000           --             --           16,000
Net Loss 1999                               --            --            --         (125,948)          --         (125,948)
                                      ----------   -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1999            12,069,873        12,070        24,630       (175,290)          --         (138,590)
Stock issued in 504 offering           1,250,000         1,250       998,750           --          (15,334)       984,666
Stock issued in acquisition of            50,000            50        79,170           --             --           79,220
 MNS Eagle
Stock issued for debt                    460,500           461       102,084           --             --          102,545
Stock issued for cash                  3,989,500         3,989       541,966           --         (200,000)       345,955
Stock issued for compensation
  and services                         4,583,577         4,583     2,204,940           --             --        2,209,523
Net Loss 2000                               --            --            --       (3,990,309)          --       (3,990,309)
                                      ----------   -----------   -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000            22,403,450   $    22,403   $ 3,951,540    $(4,165,599)   $  (215,334)   $  (406,990)
                                      ==========   ===========   ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


                                                                                       2000              1999
                                                                                   ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                        $(3,990,309)      $  (125,948)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                          11,980             4,951
  Deferred revenue                                                                     250,000              --
  Stock issued for compensation and services                                         2,209,523            12,500
  Stock options issued as a loan fee                                                      --              16,000
  Stock based acquisition cost of subsidiary                                            79,220              --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                                               463,485          (459,081)
     Other current assets                                                              (22,940)           (1,918)
     Loan receivable - stockholder                                                     (81,500)          (33,695)
    Increase (decrease) in:
     Accounts payable and accrued expenses                                              71,766           410,739
     Loan payable - stockholder                                                         13,842              --
                                                                                   -----------       -----------
         Net cash used in operating activities                                        (994,933)         (176,452)
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                   (76,775)             --
  Deposits                                                                              (4,456)             --
                                                                                   -----------       -----------
         Net cash used in investing activities                                         (81,231)             --
                                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan proceeds                                                                          --             116,546
   Repayment of loans                                                                     --             (17,378)
   Cash from issuance of common stock to investors                                   1,330,621              --
   Line of credit - net                                                                (74,713)            9,942
                                                                                   -----------       -----------
         Net cash provided by financing activities                                   1,255,908           109,110
                                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                        179,744           (67,342)

CASH - BEGINNING OF YEAR                                                                  --              67,342
                                                                                   -----------       -----------

CASH - END OF YEAR                                                                 $   179,744       $      --
                                                                                                     -----------
                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for - Interest                                           $    11,613       $    10,812
                                                                                   ===========       ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company issued 460,500 shares of common stock as payment for accounts payable and loans of $36,000 and $66,545, respectively.


          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A) ORGANIZATION

          Blagman Media International, Inc. (the "Company") was formed on January 29, 1999 upon incorporation from a sole partnership. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business pursuits.

          On August 2, 1999 one hundred percent of the issued and outstanding common stock of Blagman Media International, Inc. was acquired by Unisat, Inc. in a transaction accounted for as a recapitalization of Blagman Media International, Inc. Unisat, Inc. subsequently changed its name to Blagman Media International, Inc. (See Note 10(A)).

          Effective April 20, 2000 the Company acquired one hundred percent of MNS Eagle Equity Group I, Inc., an inactive development stage company incorporated in Nevada (See Note 10(B)).

          (B) PRINCIPLES OF CONSOLIDATION

          The accompanying 2000 and 1999 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

          (C) USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (D) CASH AND CASH EQUIVALENTS

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


          (E) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          (F) PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost and depreciated, using accelerated methods over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

          (G) REVENUE RECOGNITION

          The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company earns commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

          (H) INCOME TAXES

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

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


          (I) CONCENTRATION OF CREDIT RISK

          The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

          (J) EARNINGS (LOSS) PER SHARE

          Net loss per common share for the years ended December 31, 2000 and 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents were not included in the computation of diluted earnings per share in 1999 since the effect would have been anti-dilutive. At December 31, 1999 there were 100,000 common stock options outstanding which could have diluted future earnings per share. These stock options were not exercised before their expiration date of September 1, 2000 and were void at December 31, 2000.

          (K) SEGMENT INFORMATION

          The Company follows Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." During 2000 and 1999, the Company only operated in one segment, therefore, segment disclosure has not been presented.

          (L) RECENT ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement No. 137 and 138, establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The Company believes that its adoption of pronouncement No. 133, as amended by No. 137 and 138, will not have a material effect on the Company's financial position or results of operations.

          (M) STOCK OPTIONS

          In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued to a loan guarantor in accordance with SFAS 123.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


NOTE 2    NOTE AND LOAN RECEIVABLE - STOCKHOLDER

          The following schedule reflects notes and loans receivable from a stockholder as of December 31:

                                                                             2000          1999
                                                                           --------      ---------
      Note receivable, interest at 8% per annum, due December 31,          $ 75,000      $   --
       2001, unsecured

      Loan receivable, non-interest bearing, due on demand, unsecured        45,448        38,948
                                                                           --------      --------
                                                                            120,448        38,948
      Less current portion                                                  120,448        38,948
                                                                           --------      --------
                                                                           $   --        $   --
                                                                           ========      ========

NOTE 3    PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment as of December
          31:


                                                                             2000        1999
                                                                         ----------    ---------
          Computer equipment                                                    $ 38,690      $  8,514
          Furniture and fixtures                                                  51,831         9,770
          Office equipment                                                        13,879        12,217
          Leasehold improvements                                                   2,876          -
                                                                                --------      --------
                                                                                 107,276        30,501
          Less: Accumulated depreciation                                         (35,539)      (23,559)
                                                                                --------      -------
                 Property and equipment - net                                   $ 71,737      $  6,942
                                                                                ========      ========


          Depreciation expense was $11,980 and $4,951 in 2000 and 1999, respectively.

NOTE 4    NOTES AND LOANS PAYABLE

          The following schedule reflects notes and loans payable as of December 31:

                                                                                      2000                1999
                                                                                  -----------         -----------
          Note payable, interest at 6% due March 31, 2001.  In addition,           $  50,000          $    50,000
            the Company provided an option to purchase up to 100,000
            shares of common stock, at $0.25 per share, at any time until
            September 1, 2000 (See Note 6(C)).

          Note payable - related party, non- interest bearing,. due on                   --                66,545
            demand

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999



          Loan payable - stockholder, non - interest bearing, due on demand             13,681                 -

          Loan payable, interest at 9.5%, due on demand.                                13,768               13,607
                                                                                     ---------           ----------
                                                                                        77,449              130,152
          Less current portion                                                          77,449               80,152
                                                                                     ---------          -----------
          Notes and loans payable                                                    $    -             $    50,000
                                                                                     =========          ===========

NOTE 5    LINE OF CREDIT

          The Company had a line of credit agreement with a bank that provides that it may borrow up to $75,000 at 2% over Prime. The line matured on February 7, 2000 and all principal and interest due was paid.

NOTE 6    EQUITY

          (A) COMMON STOCK ISSUANCE

          The Company issued 3,989,500 shares of common stock for cash of $345,955 and subscriptions receivable of $200,000.

          The Company issued 4,583,577 shares of common stock for compensation, consulting, legal and other services having a fair value of $2,209,523 based upon the per share fair value at the date of the issuance.

          The Company issued 460,500 shares of common stock for the settlement of accounts payable of $36,000 and a loan of $66,545.

          In connection with its acquisition of MNS Eagle, the Company issued 50,000 shares of common stock having a value of $79,220 (See Note 10(B)).

          In 1999 the Company issued 50,000 shares of common stock as consideration for services. The shares were valued, for financial accounting purposes, at $.25 per share, based upon the quoted trading price at the grant date, resulting in a consulting expense of $12,500.

          (B) COMMON STOCK OFFERING

          On February 16, 2000, the Board of Directors agreed to offer up to 1,250,000 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities and Exchange Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by September 30, 2000 and $984,666 of the $1,000,000 subscription has been received as of December 31, 2000.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


          (C) STOCK OPTIONS GRANTED UNDER LOAN GUARANTEE AGREEMENT

          For options issued in connection with a note (See Note 4), the Company applies SFAS 123. Accordingly, a loan fee of $16,000 was charged to operations during the year ended December 31, 1999.

          For financial statement disclosure purposes and for purposes of valuing stock options issued to new employees and service providers, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Options-Pricing Model in accordance SFAS 123.

          The options issued in connection with the note under the loan guarantee agreement expired on September 1, 2000 and were not exercised.

NOTE 7    COMMITMENTS AND CONTINGENCIES

          (A) OPERATING LEASES

          During 2000, the Company entered into new lease agreements for corporate offices, copiers and a company car. Minimum annual rentals under these leases are as follows:


                  Years Ending December 31              Amount
                  ------------------------            ----------
                            2001                      $ 104,287
                            2002                        104,287
                            2003                         42,437
                            2004                          5,023
                            2005                          3,767

          Rent expense under operating leases for the years ended December 31, 2000 and 1999 was $84,300 and $28,356, respectively.

          (B) CONSULTING AGREEMENT

          On December 1, 1999, the Company entered into a five-year agreement with a consultant to provide advisory business services. The agreement called for the consultant to receive 25,000 shares of the Company's common stock upon execution of the agreement, and an additional 25,000 shares upon expiration of each quarter year during the first year term to an aggregate of 100,000 shares. None of the above shares were issued. On March 21, 2000, the parties entered into a settlement agreement and mutual release and the Company issued 50,000 shares of common stock as consideration.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


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

          (D) EMPLOYMENT AGREEMENTS

          On January 1, 2000 the Company entered into employment agreements with the Chief Executive Officer (CEO) and Chief Operations Officer (COO) for five and three years, respectively. The agreements call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the CEO and $135,000 to $180,000 for the COO. The agreements also call for signing bonuses of $750,000 for the CEO and $350,000 for the COO to be paid in equal monthly payments over the term of the respective employment agreements. For the year ended December 31, 2000, the Company incurred expenses related to these agreements in the aggregate of $641,677, of which $355,667 has been accrued and is included in accounts payable and accrued expenses at December 31, 2000.

NOTE 8    CONCENTRATIONS

          Approximately 88% and 51% of revenues were derived from four customers for the years 2000 and 1999, respectively. Approximately 67% of accounts receivable was due from one customer at December 31, 2000.

NOTE 9   INCOME TAXES

          Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                        2000          1999
                                                     ---------      ---------
          Current:
            Federal                                  $    -         $    -
            State                                         -              -
            Deferred - Federal and State                  -              -
                                                     ---------      ---------
          Income tax expense (benefit)               $    -         $    -
                                                     =========      =========

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


          The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999 as follows:


                                                                       2000          1999
                                                                   -----------     ---------
          U.S. Federal income tax benefit                          $(1,238,865)    $(32,370)

          Effect on net operating loss carryforward                  1,238,865       32,370
                                                                   -----------     --------
                                                                   $      -        $   -
                                                                   ===========     ========

          The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                        2000           1999
                                                                    -----------      ---------
          Deferred tax assets:
          Net operating loss carryforward                           $ 1,271,235      $  32,370
                                                                    ------------     ---------
            Total gross deferred tax assets                           1,271,235         32,370
          Less valuation allowance                                   (1,271,235)       (32,370)
                                                                    ------------     ---------
            Net deferred tax assets                                 $      -         $     -
                                                                    ============     =========

          At December 31, 2000, the Company had a net operating loss carryforward of approximately $3,738,926 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2018 through 2020.

          The valuation allowance at January 1, 2000 was $32,370. The net change in the valuation allowance during the period ended December 31, 2000 was an increase of approximately $1,238,865.

NOTE 10   BUSINESS COMBINATIONS

          (A) ACQUISITION AND RECAPITALIZATION - UNISTAT, INC.

          Under a Stock Exchange Agreement (the "Agreement") consummated on August 2, 1999, Unisat, Inc., ("Unisat"), a non-reporting public shell with no operations at that time, acquired one hundred percent of the issued and outstanding common stock (9,000,000 shares) of Blagman Media International, Inc. ("Blagman") in exchange for 8,200,000 shares of the $0.001 par value common stock of Unisat. As a result of the exchange, the Company became a wholly owned subsidiary of Unisat and the stockholders of Blagman become stockholders of approximately sixty-eight percent of Unisat. Generally Accepted Accounting Principles require that the Company whose shareholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. As a result, the exchange was treated as an acquisition of Unisat by Blagman, and a recapitalization of Blagman. The Company's consolidated financial statements immediately following the acquisition were as follows: (1) The

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


          Balance Sheet consists of Blagman's net assets at historical cost and Unisat's net assets at historical cost and (2) the Statement of Operations includes Blagman's operations for the period presented and Unisat's operations from the date of acquisition. The Company filed an amendment to its articles of incorporation to change its name from Unisat, Inc. to Blagman Media International, Inc.

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

          The Exchange Agreement was adopted by the unanimous consent of the Board of Directors of the Company and MNS on April 20, 2000. No approval of the shareholders of either the Company or MNS was required under applicable state corporate law.

          At the date of the acquisition, MNS Eagle was an inactive public shell corporation with no assets or liabilities. Therefore, the cost of acquiring MNS was not attributable to an intangible asset or goodwill, but was accounted for as a charge to operations and classified as an other deduction on the statement of operations in the account, subsidiary acquisition costs.

          (C) ACQUISITION AND RECISION AGREEMENTS

          Under a Stock Exchange Agreement (the "Agreement") consummated in 2000, the Company was to acquire Mullinger Media & Communications, Ltd. ("MMC") in exchange for 600,000 shares of Series A Preferred Stock of the Company. As a result of the exchange, MMC would have become wholly owned subsidiaries of the Company. Subsequent thereto, the Company rescinded this agreement for failure of consideration and other deficiencies.

          (D) ACQUISITION OF MERCURY MEDIA

          On December 1, 2000 the Company entered into a share purchase agreement (the "Agreement") to acquire all of the outstanding stock of Mercury Media, a corporation in the fields of placement and management of direct response programming, advertising and global marketing. The Agreement calls for the Company to pay $20,000,000 for all of the outstanding shares of Mercury Media. The purchase price is subject to reduction based upon stipulations provided in the Agreement. The proposed acquisition has not closed as of the date of these financial statements and has an automatic termination date of April 30, 2001, if not exercised or extended. The Company is involved with various investment bankers concerning the funds required to effect a closing.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF DECEMBER 31, 2000 AND 1999


NOTE 11   GOING CONCERN

          The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,990,309 for the year ended December 31, 2000, and has a working capital deficiency of $483,183 and a stockholders deficiency of $406,990 as of December 31, 2000. The Company's working capital deficiency as of December 31, 2000 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BLAGMAN MEDIA INTERNATIONAL, INC.



Date: April 12, 2001                   By: /s/  ROBERT BLAGMAN
                                           ------------------------------------
                                           Robert Blagman,
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 14, 2001                By: /s/    ANDREW GIVEN
                                      -----------------------------------
                                                Andrew Given


Date: April 14, 2001                By: /s/    TONI KNIGHT
                                     -----------------------------------
                                                Toni Knight


Date: April 14, 2001                By: /s/   WALTER LUBARS
                                      -----------------------------------
                                               Walter Lubars


Date: April 14, 2001                By: /s/    JEFFREY WALD
                                      -----------------------------------
                                               Jeffrey Wald