Form 10KSB/A
period 2000-12-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-04-30
CIK 1096936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________ to ________

                          Commission File No. 000-27777

                        BLAGMAN MEDIA INTERNATIONAL, INC.
             (SUCCESSOR REGISTRANT TO MNS EAGLE EQUITY GROUP I INC.)
             -------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    Nevada                              91-192-3501
        -------------------------------           ----------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)

    1901 Avenue of the Stars, Suite 1700
           Los Angeles, California                        90067
  ----------------------------------------             ----------
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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for 2000 were $1,876,000.

As of December 31, 2000, the approximate market value of the voting stock held by non-affiliates of the registrant was $1,267,728, based on an average bid price of $.085 per share.

Indicate by check mark whether the issue has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001 was: 22,238,450

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

PURPOSE OF AMENDMENT

        This Amendment No. 1 to the Report on Form 10-KSB of Blagman Media International, Inc. (BMII.OB) ("BMII") is being filed to add the information required by Part III of Form 10-KSB because BMII will not be distributing its proxy materials by April 30, 2001.

        As noted in Part I, on August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1962 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in the privately held BMII for 8,200,000 common shares of Unisat, Inc. In April 2000, BMII entered into a share exchange agreement with MNS Eagle Equity Group I ("MNS"), an inactive, reporting Nevada corporation, which resulted in BMII becoming the parent entity. After the filing of a Report on Form 8-K, BMII became the successor reporting entity. References in this Amendment to BMII refer to both entities and to MNS Eagle Equity Group I, the other wholly-owned subsidiary of BMII. The corporate relationships are the result of transactions in 1999 and 2000, through which BMII became the reporting, trading, development stage Nevada Corporation with shares publicly traded on the NASDAQ Bulletin Board Exchange.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The following table sets forth certain information with respect to the director and executive officers of BMII as of April 20, 2001:

       NAME                    AGE                    POSITION WITH BMII
       ----                    ---                    ------------------
Robert Blagman(1)               44      Chairman of the Board, CEO and Financial Officer

Leslie Blagman(1)               44      Chief Operating Officer and Secretary

Andy Given                      42      Director since 1999

Toni Knight                     37      Director since 1999

Walter Lubars(2)                69      Director since 1999

Jeff Wald(2)                    49      Director since 1999

(1) Robert Blagman and Leslie Blagman are husband and wife.

(2) Members of the Audit Committee of the Board of Directors

Robert Blagman. Chairman, Director and Chief Executive Officer since 1999. Mr. Blagman founded the business as a sole proprietorship in 1994 and has been the chief executive through the organization of the operating subsidiary and the transactions with Unisat, Inc. and MNS. Prior to founding the enterprise, he was an executive in advertising marketing at: Disney KCAL Channel in Los Angeles (national advertising sales manager 1992-1994); KCOP in Los Angeles (local advertising sales manager 1989-1992); and Katz Communications (various titles leading to national advertising sales manager 1978-1989).

Leslie Blagman. Chief Operating Officer and Secretary since 1999. Ms. Blagman has been active in various administrative and operating positions since the founding of the predecessor enterprise to BMII in 1994.

Andy Given. Director since 1999. From 1999 to the present, Mr. Given has served as President of Production for The Shooting Gallery and as head of Gun For Hire (motion picture/television production). From 1990 to 1999, he held numerous management and other executive titles at Universal Pictures, including Production Executive, Vice President of Physical Production and Senior Vice President of Physical Production.

        Toni Knight. Director since 1999. Since 1997, Ms. Knight has served as President of Worldlink LLC, which is the leading direct response sales representative firm and offers a one-step solution for buyers and sellers of infomercials and direct response programming. It was a spin off of the Infomercial/Direct Response Department of the FOX Sports Network. Worldlink represents nearly half of all direct response billing for cable networks worldwide and has a broad client base in technology and network environments. Ms. Knight was the Director of Infomercials and Direct Response at FOX Sports Net from 1996 to 1997 and at Liberty Sports from 1995 to 1996.

        Walter Lubars. Director since 1999. Currently retired after a long career at Boston University, Mr. Lubars served as Professor Emeritus of Communications at Boston University from 1994 until his retirement, Professor of Communications from 1972-1994, Chairman of the Mass Communications, Advertising, & Public Relations Department, and interim Dean of the College of Communications from 1991-1992. Mr. Lubars co-authored "Investigative Reporting and the Lessons of Watergate" (1975) and "Guide to Effective Writing" (1978). He was also the researcher and co-author of a student and teacher training guide entitled, "Critical TV Viewing" (1980). Before joining Boston University in 1972, he served as a senior copywriter at J. Walter Thompson and Doyle Dane Bernbach.

        Jeff Wald. Director since 1999. From 1981 to 1990 and from 1996 to the present, Mr. Wald served as news director for Tribune Broadcasting KTLA/Los Angeles, California, the number one-rated 10 p.m. news show in Los Angeles for over 11 years. From 1995 to 1996, Jeff Wald served as president and managing partner of Intercom.com and from 1990 to 1995, he served as news director at KCOP-TV Los Angeles. Mr. Wald is the recipient of seven Emmy awards and fourteen Golden Mike awards.

Compensation of Directors

        The directors serve without cash compensation. In July 2000, each of the directors was granted non-qualified options under the 2000 Incentive Stock Plan to acquire 50,000 Common Shares at an exercise price of $0.25 per share, the market price on that date. The options are fully vested and exercisable until July 2005. In January 2001, each of the directors was granted options to acquire an additional 100,000 options at an exercise price of $0.09 per share, the market price on that date. The options are fully vested and exercisable until January 2006.

Compliance with Section 16(a) of the Exchange Act

        All of the directors and executive officers of BMII did not file initial reports on Form 3 until November 2000 when they were first aware of the requirement. Based solely on the review of Form 4 and 5 filed since then, all subsequent reports were filed without delinquencies.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth for 2000 each component of compensation paid or awarded to, or earned by, Robert Blagman as the Chief Executive Officer and Leslie Blagman as Chief Operating Officer and Secretary of BMII. There were no other executive officers who were serving as executive officers as of December 31, 2000.

                                                                                    SECURITIES
                                                                                    UNDERLYING
    NAME AND PRINCIPAL POSITION(1)             YEAR             SALARY($)        OPTIONS/SARS(#)
    ------------------------------             ----            ----------        ---------------
Robert Blagman, Chief Executive Officer        2000            240,000(2)

                                               1999            142,700

Leslie Blagman, Chief Operating Officer        2000            135,000(2)          50,000(3)

                                               1999            136,000

        (1) Robert Blagman and Leslie Blagman became Chief Executive Officer and Chief Operating Officer, respectively, of BMII in August 1999 in connection with a transaction with Unisat, Inc. Prior to that date, they served in similar capacities for the operating subsidiary formed in January 1999. The compensation reflected is for payments received from that predecessor as well as BMII. Operations continue to be conducted by the subsidiary which provides the current compensation.

        (2) Includes $185,000 and $101,000 of 2000 compensation which Robert and Leslie Blagman, respectively, have deferred under their employment agreements dated January 1, 2000. The agreements are for Chief Executive Officer and Chief Operating Officer for five and three years, respectively, and call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the Chief Executive Officer and ranging from $135,000 to $180,000 for the Chief Operating Officer. The agreements also call for signing bonuses of $750,000 for the Chief Executive Officer and $350,000 for the Chief Operating Officer to be paid in equal monthly payments over the term of their respective employment agreements. For the year ended December 31, 2000, BMII recorded expenses related to these agreements in the aggregate of $641,677, of which $355,667 has been accrued and is included in accounts payable and accrued expenses at December 31, 2000. Excludes a loan of $75,000 to the Blagmans in 2000, which was repaid in 2001 with interest at 8% per annum. In addition, on December 31, 2000, BMII had a receivable of $45,488 from Robert Blagman for advances which has been recorded as a loan.

        (3) Reflects options to acquire 50,000 Common Shares granted on July 14, 2000 to all Board members, other than Robert Blagman, and to Leslie Blagman as Secretary to the Board. The options are fully vested and exercisable until July 2005 at $0.25 per share.


Option/SAR Grants in Last Fiscal Year

        The following table presented in accordance with the Securities Exchange Act of 1934, as amended ("the Exchange Act") and the Regulations thereunder sets forth stock options granted by BMII during the last fiscal year.

(Individual Grants)

                      NUMBER OF          PERCENT OF TOTAL
                      SECURITIES         OPTIONS/SARS
                      UNDERLYING         GRANTED TO
                      OPTIONS/SARS       EMPLOYEES IN       EXERCISE OR BASE
NAME                  GRANTED(#)         FISCAL YEAR        PRICE($/SH)        EXPIRATION DATE
------------------    ------------       ----------------   ----------------   ---------------
Leslie Blagman(1)       50,000               20%(2)             $0.25             7/14/05

(1) In January 2001, Leslie Blagman received 100,000 options exercisable at $0.09 per share and expiring on January 23, 2006.

(2) This percentage is based on the total options granted through the last fiscal year; it is not based on the total options granted through January 31, 2001.

There were no option exercises in 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information (except as otherwise indicated by footnote) as to Common Shares owned as of January 31, 2001 or which can be acquired in sixty days, by (i) each person known by management to beneficially own more than five percent (5%) of BMII's outstanding Common Shares, (ii) each of BMII's directors, and officers, (iii) all executive officers and directors as a group. On January 31, 2001 there were 23,238,450 shares outstanding.

Name and address of Beneficial       Amount and Nature of    Percent of Class
          Owner(1)                   Beneficial Ownership           (2)
------------------------------       --------------------    ----------------
Directors and Officers
Robert Blagman                       7,164,000                 30.5%
Leslie Blagman                         150,000                    *
Walter Lubars                           10,000                    *

All directors and executive
officers as a group (3 persons)      7,324,000                 31.2%

* Indicates that the percentage of shares beneficially owned does not exceed one percent (1%) of the class.


(1) Each of the directors and officers named can be reached at BMII's executive offices located at 1901 Avenue of the Stars, Suite 1700, Los Angeles, California, 90067. The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table. Robert Blagman disclaims any beneficial ownership interest in the 150,000 shares held by Leslie Blagman.

(2) Calculation includes options to purchase 250,000 shares exercisable at $0.09 per share, and expiring on July 14, 2005. These options were granted in July 14, 2001.

(3) Pursuant to a Stock Exchange Agreement dated as of April 20, 2000, as amended, between BMII and the shareholders of MNS, 100% of the outstanding shares of common stock held by the MNS shareholders were exchanged for 50,000 shares of common stock of BMII having a fair value of $79,220 and $100,000 cash in a transaction in which BMII effectively became the parent corporation of MNS.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In addition to the grants of options and the loans to the Blagmans, the following transactions were undertaken in 2000 with consultants, advisers, and persons who received $60,000 or more in value and transactions with possible promoters as such term is used in Item 404 of Regulation S-B who received more or less than $60,000 in value for services.

        Joseph Lynch, consultant to BMII, received 450,000 Common Shares of BMII on June 2, 2000 (valued at $382,500 on the date of grant) and 100,000 Common Shares of BMII on October 10, 2000 (valued at $14,450 on the date of grant). These amounts were recorded as a compensation expense.

        John Smith, counsel to BMII, received 250,000 Common Shares of BMII on June 2, 2000 (valued at $212,500 on the date of grant). These amounts were recorded as a compensation expense.

        Richard Elliott Square, consultant to BMII, received 150,000 Common Shares of BMII on July 14, 2000 (valued at $67,500 on the date of grant) for his services to BMII and Unisat, Inc., the predecessor of BMII. These amounts were recorded as a compensation expense.

        Earl Greenburg, consultant to BMII, received 300,000 Common Shares of BMII on September 25, 2000 (valued at $71,400 on the date of grant). These amounts were recorded as a compensation expense.

        Charles Flynn, consultant to BMII, received 600,000 Common Shares of BMII on December 6, 2000 (valued at $114,000 on the date of grant) for his services to BMII and Unisat, Inc., the predecessor of BMII. These amounts were recorded as a compensation expense.

        Kendra Sturgeon received 75,000 Common Shares of BMII on August 15, 2000 (valued at $24,000 on the date of grant). Chris Kurstin received 37,000 Common Shares of BMII on July 1, 2000 (valued at $19,656 on the date of grant) and 240,000 Common Shares of BMII on October 10, 2000 (valued at $34,680 on the date of grant). FG&P received 75,000 Common Shares of BMII on September 13, 2000 (valued at $25,883 on the date of grant). These amounts were recorded as a compensation expense.

        George Weiss, an adviser to BMII and a shareholder through a partnership in which he is a general partner, received a grant to purchase 2,000,000 Common Shares of BMII, but the grant expired in 2000 without exercise and therefore, no compensation expense was recorded.


                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

a)  Employment Agreement between BMII and Robert Blagman.
b)  Employment Agreement between BMII and Leslie Blagman.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLAGMAN MEDIA INTERNATIONAL, INC.



Date: April 27, 2001             By:  /s/ ROBERT BLAGMAN
                                    --------------------------------------------
                                    Robert Blagman, Chairman and Chief Executive
                                    Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 28, 2001             By:    /s/  ANDREW GIVEN
                                    ----------------------------------------
                                             Andrew Given


Date: April 30, 2001             By:    /s/  TONI KNIGHT
                                    ----------------------------------------
                                             Toni Knight


Date: April 28, 2001             By:    /s/  WALTER LUBARS
                                    ----------------------------------------
                                             Walter Lubars


Date: April 28, 2001             By:    /s/  JEFFREY WALD
                                    ----------------------------------------
                                             Jeffrey Wald

                                  EXHIBIT 13(a)

                        BLAGMAN MEDIA INTERNATIONAL INC.
                              EMPLOYMENT AGREEMENT


        This Employment Agreement (this "Agreement") sets out the terms and conditions of your employment by Blagman Media International Inc., a Nevada corporation (the "Company").

1. PERIOD OF EMPLOYMENT.

        A. Your employment by the Company is effective as of January 1, 2000 (the "Commencement Date"). Your employment will continue for a period of five
(5) years (the "Initial Term") from the Commencement Date and shall be automatically renewed thereafter for additional one year periods ("Successive Terms"), until terminated in accordance with the terms of this Agreement or until you are notified that the Agreement will not be automatically renewed. Such notification is to be provided to you no less than ninety (90) days before the commencement of a Successive Term.

2. JOB DESCRIPTION.

        A. You are to be employed as the Company's Chairman and Chief Executive Officer ("CEO") and you shall be responsible for the general and active supervision and management over the business of the Company and over its officers, assistants, agents and employees. If requested by the Board of Directors of the Company (the "Board"), your duties shall include performing services on behalf of the Company or to other affiliates of the Company. Your job title and your job duties may be changed by the Board at any time and for any reason so long as your continued assignments are at a level that is reasonably consistent with your current employment level. You shall devote your full professional time and energy, attention, skills and ability to the performance of your duties during your employment and shall faithfully and diligently endeavor to promote the business and best interests of the Company. You shall make available to the Board and the officers of the Company all knowledge possessed by you relating to any aspect of your duties and responsibilities hereunder. You agree that during your employment with the Company, you will not render or perform services for any other corporation, entity, person or firm actively involved with the Industry without the prior written consent of the Board. For purposes of this Agreement, the term the "Industry" shall consist of firms engaged in the direct response advertising and marketing. You hereby agree to appear and actively participate on behalf of the Company in the Industry and in the general promotion of its business.

        B. You further agree, during the course of your employment under this Agreement, to conduct yourself and all business on behalf of the Company in a manner intended to be in full compliance with all laws applicable to the duties undertaken by you during this Agreement.

3. COMPENSATION.

        A. Signing Bonus. You shall be entitled to a Seven Hundred Fifty Thousand Dollar ($750,000) ("Signing Bonus Amount") contract signing bonus which shall be payable over five (5) years as follows. To the extent that the Company has a positive cash flow at the end of any fiscal year, such amount shall be paid to you until you have received the entire Signing Bonus Amount. Notwithstanding the foregoing, in the event (a) a merger, acquisition, sale, capital restructuring or other similar event is approved by the Company which materially changes the equity structure of the Company from its composition and ownership structure as of the Commencement Date, or (b) the Company received capital financing in an amount equal to or greater than Twenty Million Dollars ($20,000,000), then any unpaid portion of the Signing Bonus Amount shall be immediately due and payable to you.

        B. Salary. As compensation for the performance by you of your obligations hereunder, and provided that you satisfactorily perform your obligations hereunder, you will receive an annual salary of Two Hundred and Forty Thousand Dollars ($240,000) (the "Base Salary") during the calendar year 2000 on the normal payroll schedule followed by the Company. The Base Salary shall increase to Three Hundred Thousand Dollars ($300,000) for the calendar year 2001; Three Hundred Forty-Two Thousand Dollars ($342,000) for the calendar year 2002; Three Hundred Seventy-Two Thousand Dollars ($372,000) for the calendar year 2003; and Four Hundred Twenty Thousand Dollars ($420,000) for the calendar year 2004. Thereafter, the Base Salary shall be subject to review on an annual basis.

        C. Common Stock. In addition to your salary, as set forth above, as of the commencement date you will be granted One Million (1,000,000) shares of the Company's restricted common stock, par value $0.001 per share (the "Common Stock") which shall vest on the date which is one (1) year from the Commencement Date.

        D. Stock Options; Bonus. You shall be entitled to an annual bonus ("Bonus") based on the Company's performance as determined by the Board; provided, however, in no event shall your Bonus for any year be less than Fifty Thousand (50,000) options to acquire Common Stock of the Company at a price of $0.25 per share exercisable at any time.

        E. Other Benefits:

               (1) During the term of this Agreement, you will be entitled, at Company expense, to such medical, disability, accident, life or other insurance or welfare plans, programs or arrangements as may be offered generally to the employees of the Company.

               (2) The Company shall pay or reimburse you for all reasonable and necessary business expenses incurred by you which relate to the business of the Company, as approved by the Board, with such payments or reimbursements to be made monthly on the first scheduled payroll period in the month following that month in which such expenses were incurred, and upon presentation of receipts or other evidence of such expenses, provided, however, you shall be entitled to Three Thousand Dollars ($3,000) per month without Board approval or presentation of receipts.

                      Such amount shall increase to Four Thousand Dollars ($4,000) per month effective January 1, 2003.

               (3) The Company shall provide you with a loan ("Loan") in an amount sufficient to pay any federal or state income tax attributable to the Five Hundred Thousand (500,000) shares of Common Stock of the Company issued to you in the second
                      (2nd) quarter of 1999 with interest accruing at the prime commercial lending rate made available by Wells Fargo Bank to its preferred commercial borrowers on such date. The Loan shall be due and payable on December 31, 2002. The interest on the Loan shall be paid currently on a monthly basis. Upon dismissal or resignation, the Loan shall be forgiven.

               (4) The Company shall reimburse you for payments on an automobile in an amount equal to no less than Seven Hundred Fifty Dollars ($750) per month during the term of the Agreement.

        F. The compensation provided to you pursuant to this Agreement shall be subject to any required federal, state, local and other governmental withholdings or other deductions that may be required from time to time under applicable tax laws.

4. PLACE OF WORK AND OFFICE COSTS. Your principal place of work shall be at the principal business offices of the Company, located at 1901 Avenue of the Stars, Suite 1710, Los Angeles, California 90067, or such other locations as you may determine. You also agree to be available to travel and to work from time to time in such other places as may be requested by the Company for the reasonable performance of your duties.

5. AUTHORIZATIONS. You agree to provide to the Company, as a condition precedent to your employment under this Agreement, all legally required proof of your authorization to work in the United States. You further agree to allow the Company to use your name, biography and likeness in connection with information that may be disseminated concerning the Company. You hereby warrant and represent that there are no existing or proposed agreements to which you are a party that may adversely affect your ability to your duties under this Agreement.

6. VACATIONS AND HOLIDAYS.

        A. You will be entitled to take as vacation time all official U.S. state and federal holidays each year. You will also be entitled to four (4) weeks of paid vacation each year and five (5) personal days.

        B. Holiday, vacation and personal days accrued may not be carried over from one year to the next unless otherwise agreed in advance by the Board. Unused holiday days may be reimbursed to you as hours worked at your normal basic salary rate at the sole discretion of the Board.

        C. If you leave the Company before taking vacation days due to you, you will receive a pro-rata payment of your salary in respect to those vacation days you have not used during the year.

7. SICK PAY.

        A. The Company, subject to your compliance with the following procedures, will pay you your salary in respect of periods of absence through illness or injury for up to fourteen (14) days absence (in the aggregate) in any period of twelve (12) months. Unless otherwise required by law, sick leave is only to be used when, owing to health reasons, you are unable to work.

        B. Your unused sick leave is not carried forward from one year to the next, and you will not be paid for unused sick leave.

8. TERMINATION.

        A. Notice of Termination.

               (1) If you desire to terminate your employment with the Company, you must give the Company thirty (30) days prior written notice.

               (2) Except in the case of termination for "Cause" (as defined below), if the Company desires to terminate your employment, the Company must give you thirty (30) days written notice.

               (3) Any salary paid or owing to you from the Company upon termination shall be subject to any deductions for:

                      i. Social Security, disability, unemployment or other taxes customarily paid by an employer and employee;

                      ii. for any deductions in respect of any indebtedness that you may have to the Company; and

                      iii. for any obligations the Company may have to any third party on your behalf.

               (4) The Company may, in its sole discretion, choose to pay your salary for the duration of the notice period set forth in Section 8(A)(3) in lieu of providing notice above or following such notice of termination of employment, require you to carry out none or only some of your duties at or away from the Company offices.

        B. For purposes of this Agreement, the following events shall constitute "Termination Events":

               (1) Any termination of which notice is given under Section 8(A) above;

               (2) Termination of this Agreement by the Company for "Cause." For purposes of this Agreement, the term "Cause," when used in connection with the termination of this Agreement by the Company shall mean, and shall be limited to, your:
                      (a) failure to substantially perform the duties required of you hereunder for a period of thirty (30) consecutive days or for shorter periods aggregating thirty (30) days in any six (6) month period on account of a physical or mental disability or incapacity, as verified by a written statement from a physician mutually agreeable to you and the Company; (b) death; (c) dishonesty or commission of fraudulent or criminal acts (other than routine traffic infractions or other minor misdeeds that result only in monetary fines for any occurrence and do not impact Employee's competency hereunder); (d) failure to act on behalf of the Company in its business or in the Industry in breach of this Agreement; (e) participating actively in Restricted Business in violation of Section 11 hereof, without the Board's prior written consent; (f) a material breach of this Agreement (which shall include your failure to substantially perform the duties required of you hereunder either intentionally or by unreasonable neglect); (g) willful malfeasance or gross negligence in the performance of your employment duties; (h) violation of the Company's established rules applicable to all employees; provided that with respect to clauses (d) through (h), you shall have a period of thirty (30) days from the date you receive written notice of such event or breach to cure such event or breach. In the event of any termination for "Cause", the Company shall be entitled to immediately terminate your employment with the Company;

               (3) If you are required to report to any party other than the Board of Directors of the Company (a "Change of Status").

        C. Upon the occurrence of a Termination Event, you shall be entitled to the following payments from the Company:

               (1) Payments in the Event of a Termination for Cause: Upon the termination of your employment for Cause by the Company, you shall be entitled to any Base Salary and accrued vacation pay if any, due and owing at the date of such termination, but not yet paid. You shall not be entitled to any other compensation or payments hereunder after the date of, or otherwise with respect to, such termination of your employment. In the event this Agreement is terminated pursuant to this Section 8(C)(1), for reasons other than as the result of a Change of Duties, a Management Reorganization or the occurrence of a Trigger Event, you will be entitled to retain 1/3 of the Common Stock given to you pursuant to Section 3(B) for each one year period from the Commencement Date for which you were employed, and in no event less than 20,000 shares of Common

                      Stock, and all Options previously issued shall immediately, and without further action, become fully vested.

               (2) Payments Upon Termination of Your Employment Not for Cause, in the Event of a Voluntary Termination or a Change of Status. If you are terminated by the Company for reasons other than for Cause, if you voluntarily terminate your employment or due to a Change of Status, you shall be entitled:

                      (a)   Five Million (5,000,000) Shares of Common Stock.

                      (b) A payment of One Million Seven Hundred Thousand Dollars ($1,700,000) in cash.

                      Notwithstanding the foregoing, in the event you voluntarily terminate your employment prior to the date which is one (1) year after the Commencement Date, then you shall only be entitled to a prorata share of the amounts set forth in Section 8C(2)(a) and (b) above.

               (3) Payments in the Event of Disability or Death. Upon the termination of your employment as a result of disability or death, you and/or your estate shall be entitled to all benefits of this Agreement.

               (4)    Timing of Payments: If you comply with the requirements of
                      Section 13, the Company will pay all amounts payable to you under Section 8 no later than fifteen (15) business days after the Termination Event, and shall be paid in legal tender into such bank account as you (or your legal representative) may designate; provided that the Company shall be entitled to withhold any amounts payable to you until you have fully complied with Section 13.

9. CONFIDENTIALITY.

        A. You acknowledge that you may acquire trade secrets and confidential information of the Company ("Confidential Information") during the course of your employment and that the unauthorized disclosure of any such Confidential Information could cause serious harm and damage to the Company.

        B. For the purpose of avoiding such harm you agree that you must not make use of, divulge or communicate to any person (other than with proper authority) any Confidential Information of or relating to the Company or any of its customers or suppliers or any holding company or subsidiary of the Company including (but not limited to) such Confidential Information as: details of customers, potential customers, consultants, suppliers and potential suppliers, prices, financial and accounting information, financial statements, discounts, research reports, marketing plans, existing trade arrangements or terms of business, which you may receive or become aware of as a result of being in the employment of the Company. This obligation of confidentiality towards such Confidential Information shall continue to apply without limit in time after the termination (for whatever reason) of your employment, but it shall not apply to information which is or is already disclosed into the public domain for reasons other than your fault or is required to be disclosed by law, but only to the extent that it is so disclosed.

10. NON-SOLICITATION.

        A. You shall not during employment or for a period of twelve (12) months after the Termination Date either personally or by an agent and either on his own account or for or in association with any other person directly or indirectly solicit, endeavor to entice away, induce to break their contract of employment or offer employment to any Restricted Person.

        B. For the purposes of this section the following words have the following meanings:

                i. "Restricted Business" means any business in the Industry.

                ii. "Restricted Person" means any person who has at any time in the period of twelve months prior to the Termination Date been employed by the Company or who is a consultant to the Company, who works in the Restricted Business and who was known to or worked with you during that period.

                iii. "Termination Date" means the date on which your employment under this Agreement terminates.

11. RETURN OF DOCUMENTS, MATERIALS AND EQUIPMENT. You shall within seventy-two
(72) hours of a Termination Date, deliver to the Company, at the Company's expense, and at any other time as the Company may request, all equipment owned or leased by the Company for your office use, and all documents, financial records, technology, software, source codes, object codes, hardware (and all copies thereof), or other items relating to the business of the Company, in whatever medium, that you possess or have under your control. For purposes hereof, any equipment, supplies or materials for which you received reimbursement from the Company shall be presumed to be owned by the Company.

12. INDEMNIFICATION.

        A. You hereby agree to indemnify, defend and hold the Company harmless, and each of its officers, directors, shareholders, agents, employees and attorneys for the Company, their successors and assigns, from and against, and pay or reimburse each of them for, any and all claims, losses, damages, judgments, amounts paid in settlement, costs and legal, accounting or other expenses that any of them may sustain or incur as a result of any misrepresentation or any non-performance of any covenant or other obligation on the part of you contained in this Agreement.

        B. To the fullest extent permitted by Nevada law, the Company agrees to indemnify, defend and hold you harmless from and against, and pay or reimburse you for any and all claims, losses, damages, judgments, amounts paid in settlement, costs and legal, accounting or other expenses that any of you may sustain or incur as a result of any misrepresentation or any non-performance of any covenant or other obligation on the part of the Company contained in this Agreement.

13. ENTIRE AGREEMENT. This Agreement constitutes the entire Agreement of the parties relating to the subject matter hereof. There are no terms, conditions or obligations other than those contained in this Agreement. This Agreement supersedes all prior communications, representations or agreements between the parties relating to the subject matter hereof. This Agreement may not be amended except in writing executed by you and the Company.

14. SEPARABILITY OF PROVISIONS. The invalidity or unenforceability of any particular provision of this Agreement shall not effect the other provisions hereof; all of which shall remain enforceable in accordance with their terms. Should any of the obligations hereunder be found illegal or unenforceable, such obligations shall be enforceable within whatever terms a court of competent jurisdiction shall deem allowable by law.

15. ASSIGNMENT. You may not assign, sell, subcontract, delegate or otherwise transfer your obligations under this Agreement, without the prior written consent of the Board, and any attempted assignment or delegation shall be void and without effect.

16. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the Delaware for agreements wholly negotiated, entered into and performed within the State of Delaware.

17. INJUNCTIVE RELIEF. You hereby acknowledge that the Company and its affiliated companies are new and evolving companies and that protection of Proprietary Property and Confidential Information are important to future prospects for growth and business development of the Company. You further acknowledge that the Company may not have an adequate remedy at law in the event of any breach or threatened breach by you of any provision of Sections 9, 10 and 11, and that the Company may suffer irreparable damage and injury as a result. Accordingly, in the event of any such breach or threatened breach, you hereby consent to the application the Company for injunctive relief against you by any court of competent jurisdiction without the posting of any bond or security therefor.

18. POLICIES AND PROCEDURES. You further agree to abide by the Company's policies and procedures and any changes that may be made to them from time to time.

        WHEREAS, this Agreement is hereby entered to by the undersigned as of the date indicated below.


Dated as of January 1, 2000


                                            BLAGMAN MEDIA INTERNATIONAL INC.


                                            By:        /s/ Leslie Blagman
                                               ---------------------------------
                                            Name:  Leslie Blagman
                                            Title:   Chief Operating Officer



AGREED AND ACCEPTED BY EMPLOYEE:


         /s/ Robert Blagman
-------------------------------------
        Robert Blagman

                                  EXHIBIT 13(b)

                        BLAGMAN MEDIA INTERNATIONAL INC.
                              EMPLOYMENT AGREEMENT


        This Employment Agreement (this "Agreement") sets out the terms and conditions of your employment by Blagman Media International Inc., a Nevada corporation (the "Company").

1. PERIOD OF EMPLOYMENT.

        A. Your employment by the Company is effective as of January 1, 2000 (the "Commencement Date"). Your employment will continue for a period of three
(3) years (the "Initial Term") from the Commencement Date and shall be automatically renewed thereafter for additional one year periods ("Successive Terms"), until terminated in accordance with the terms of this Agreement or until you are notified that the Agreement will not be automatically renewed. Such notification is to be provided to you no less than ninety (90) days before the commencement of a Successive Term.

2. JOB DESCRIPTION.

        A. You are to be employed as the Company's Acting Chief Operations Officer, Office Director and Legal and Accounting Liaison and you shall be responsible for the general and active supervision and management over the business of the Company and over its officers, assistants, agents and employees. If requested by the Board of Directors of the Company (the "Board"), your duties shall include performing services on behalf of the Company or to other affiliates of the Company. Your job title and your job duties may be changed by the Board at any time and for any reason so long as your continued assignments are at a level that is reasonably consistent with your current employment level. You shall devote your full professional time and energy, attention, skills and ability to the performance of your duties during your employment and shall faithfully and diligently endeavor to promote the business and best interests of the Company. You shall make available to the Board and the officers of the Company all knowledge possessed by you relating to any aspect of your duties and responsibilities hereunder. You agree that during your employment with the Company, you will not render or perform services for any other corporation, entity, person or firm actively involved with the Industry without the prior written consent of the Board. For purposes of this Agreement, the term the "Industry" shall consist of firms engaged in the direct response advertising and marketing. You hereby agree to appear and actively participate on behalf of the Company in the Industry and in the general promotion of its business.

B. You further agree, during the course of your employment under this Agreement, to conduct yourself and all business on behalf of the Company in a manner intended to be in full compliance with all laws applicable to the duties undertaken by you during this Agreement.

        3. COMPENSATION.

        A. Signing Bonus. You shall be entitled to a Three Hundred Fifty Thousand Dollar ($350,000) ("Signing Bonus Amount") contract signing bonus which shall be payable over three (3) years as follows. To the extent that the Company has a positive cash flow at the end of any fiscal year, such amount shall be paid to you until you have received the entire Signing Bonus Amount. Notwithstanding the foregoing, in the event (a) a merger, acquisition, sale, capital restructuring or other similar event is approved by the Company which materially changes the equity structure of the Company from its composition and ownership structure as of the Commencement Date, or (b) the Company received capital financing in an amount equal to or greater than Twenty Million Dollars ($20,000,000), then any unpaid portion of the Signing Bonus Amount shall be immediately due and payable to you.

        B. Salary. As compensation for the performance by you of your obligations hereunder, and provided that you satisfactorily perform your obligations hereunder, you will receive an annual salary of One Hundred Two Thousand Dollars ($102,000) (the "Base Salary") during the calendar year 2000 on the normal payroll schedule followed by the Company. The Base Salary shall increase to One Hundred Twenty Thousand Dollars ($120,000) for the calendar year 2001 and One Hundred Eighty Thousand Dollars ($180,000) for the calendar year 2002. Thereafter, the Base Salary shall be subject to review on an annual basis.

        C. Common Stock. In addition to your salary, as set forth above, as of the commencement date you will be granted Seven Hundred Fifty Thousand (750,000) shares of the Company's restricted common stock, par value $0.001 per share (the "Common Stock") which shall vest on the date which is one (1) year from the Commencement Date.

        D. Stock Options; Bonus. You shall be entitled to an annual bonus ("Bonus") based on the Company's performance as determined by the Board; provided, however, in no event shall your Bonus for any year be less than Twenty-Five Thousand (25,000) options to acquire Common Stock of the Company at a price of $0.25 per share exercisable at any time.

        E. Other Benefits:

               (1) During the term of this Agreement, you will be entitled, at Company expense, to such medical, disability, accident, life or other insurance or welfare plans, programs or arrangements as may be offered generally to the employees of the Company, including, without limitation, life insurance in the amount of One Million Dollars ($1,000,000).

               (5) The Company shall pay or reimburse you for all reasonable and necessary business expenses incurred by you which relate to the business of the Company, as approved by the Board, with such payments or reimbursements to be made monthly on the first scheduled payroll period in the month following that month in which such expenses were incurred, and upon presentation of receipts or other evidence of such expenses, provided, however, you shall be entitled to One Thousand Dollars ($1,000) per month without Board approval or presentation of receipts. Such amount shall increase to Two Thousand Dollars ($2,000) per month effective January 1, 2003.

               (6) The Company shall provide you with a loan ("Loan") in an amount sufficient to pay any federal or state income tax attributable to the Five Hundred Thousand (500,000) shares of Common Stock of the Company issued to you in the second
                      (2nd) quarter of 1999 with interest accruing at the prime commercial lending rate made available by Wells Fargo Bank to its preferred commercial borrowers on such date. The Loan shall be due and payable on December 31, 2002. The interest on the Loan shall be paid currently on a monthly basis. Upon dismissal or resignation, the Loan shall be forgiven.

               (7) The Company shall reimburse you for payments on an automobile in an amount equal to no less than Six Hundred Fifty Dollars ($650) per month during the term of the Agreement.

               (8) You shall have the right to purchase any of the artwork currently located in the Company's office for One Dollar ($1.00) per item.

               (9) You shall determine your work schedule and hours each week.

        F. The compensation provided to you pursuant to this Agreement shall be subject to any required federal, state, local and other governmental withholdings or other deductions that may be required from time to time under applicable tax laws.

4. PLACE OF WORK AND OFFICE COSTS. Your principal place of work shall be at the principal business offices of the Company, located at 1901 Avenue of the Stars, Suite 1710, Los Angeles, California 90067, or such other locations as you may determine. You also agree to be available to travel and to work from time to time in such other places as may be requested by the Company for the reasonable performance of your duties.

5. AUTHORIZATIONS. You agree to provide to the Company, as a condition precedent to your employment under this Agreement, all legally required proof of your authorization to work in the United States. You further agree to allow the Company to use your name, biography and likeness in connection with information that may be disseminated concerning the Company. You hereby warrant and represent that there are no existing or proposed agreements to which you are a party that may adversely affect your ability to your duties under this Agreement.

6. VACATIONS AND HOLIDAYS.

        A. You will be entitled to take as vacation time all official U.S. state and federal holidays each year. You will also be entitled to four (4) weeks of paid vacation each year and five (5) personal days.

        B. Holiday, vacation and personal days accrued may not be carried over from one year to the next unless otherwise agreed in advance by the Board. Unused holiday days may be reimbursed to you as hours worked at your normal basic salary rate at the sole discretion of the Board.

        C. If you leave the Company before taking vacation days due to you, you will receive a pro-rata payment of your salary in respect to those vacation days you have not used during the year.

7. SICK PAY.

        A. The Company, subject to your compliance with the following procedures, will pay you your salary in respect of periods of absence through illness or injury for up to fourteen (14) days absence (in the aggregate) in any period of twelve (12) months. Unless otherwise required by law, sick leave is only to be used when, owing to health reasons, you are unable to work.

        B. Your unused sick leave is not carried forward from one year to the next, and you will not be paid for unused sick leave.

8. TERMINATION.

        A. Notice of Termination.

               (1) If you desire to terminate your employment with the Company, you must give the Company thirty (30) days prior written notice.

               (2) Except in the case of termination for "Cause" (as defined below), if the Company desires to terminate your employment, the Company must give you thirty (30) days written notice.

               (3) Any salary paid or owing to you from the Company upon termination shall be subject to any deductions for:

                      iv. Social Security, disability, unemployment or other taxes customarily paid by an employer and employee;

                      v. for any deductions in respect of any indebtedness that you may have to the Company; and

                      vi. for any obligations the Company may have to any third party on your behalf.

               (4) The Company may, in its sole discretion, choose to pay your salary for the duration of the notice period set forth in Section 8(A)(3) in lieu of providing notice above or following such notice of termination of employment, require you to carry out none or only some of your duties at or away from the Company offices.

        B. For purposes of this Agreement, the following events shall constitute "Termination Events":

               (1) Any termination of which notice is given under Section 8(A) above;

               (3) Termination of this Agreement by the Company for "Cause." For purposes of this Agreement, the term "Cause," when used in connection with the termination of this Agreement by the Company shall mean, and shall be limited to, your:
                      (a) failure to substantially perform the duties required of you hereunder for a period of thirty (30) consecutive days or for shorter periods aggregating thirty (30) days in any six (6) month period on account of a physical or mental disability or incapacity, as verified by a written statement from a physician mutually agreeable to you and the Company; (b) death; (c) dishonesty or commission of fraudulent or criminal acts (other than routine traffic infractions or other minor misdeeds that result only in monetary fines for any occurrence and do not impact Employee's competency hereunder); (d) failure to act on behalf of the Company in its business or in the Industry in breach of this Agreement; (e) participating actively in Restricted Business in violation of Section 11 hereof, without the Board's prior written consent; (f) a material breach of this Agreement (which shall include your failure to substantially perform the duties required of you hereunder either intentionally or by unreasonable neglect); (g) willful malfeasance or gross negligence in the performance of your employment duties; (h) violation of the Company's established rules applicable to all employees; provided that with respect to clauses (d) through (h), you shall have a period of thirty (30) days from the date you receive written notice of such event or breach to cure such event or breach. In the event of any termination for "Cause", the Company shall be entitled to immediately terminate your employment with the Company;

               (3) If you are required to report to any party other than Robert Blagman and the Board of Directors of the Company (a "Change of Status").

        C. Upon the occurrence of a Termination Event, you shall be entitled to the following payments from the Company:

               (1) Payments in the Event of a Termination for Cause: Upon the termination of your employment for Cause by the Company, you shall be entitled to any Base Salary and accrued vacation pay if any, due and owing at the date of such termination, but not yet paid. You shall not be entitled to any other compensation or payments hereunder after the date of, or otherwise with respect to, such termination of your employment. In the event this Agreement is terminated pursuant to this Section 8(C)(1), for reasons other than as the result of a Change of Duties, a Management Reorganization or the occurrence of a Trigger Event, you will be entitled to retain 1/3 of the Common Stock given to you pursuant to
                      Section 3(B) for each one year period from the Commencement Date for which you were employed, and in no event less than 20,000 shares of Common Stock, and all Options previously issued shall immediately, and without further action, become fully vested.

               (2) Payments Upon Termination of Your Employment Not for Cause, in the Event of a Voluntary Termination or a Change of Status. If you are terminated by the Company for reasons other than for Cause, if you voluntarily terminate your employment or due to a Change of Status, you shall be entitled:

                      (a) One Million (1,000,000) Shares of Common Stock.

                      (c) A payment of Seven Hundred Thousand Dollars ($700,000)
                          in cash.

                      Notwithstanding the foregoing, in the event you voluntarily terminate your employment prior to the date which is one (1) year after the Commencement Date, then you shall only be entitled to a prorata share of the amounts set forth in Section 8C(2)(a) and (b) above.

               (3) Payments in the Event of Disability or Death. Upon the termination of your employment as a result of disability or death, you and/or your estate shall be entitled to all benefits of this Agreement.

               (4)    Timing of Payments: If you comply with the requirements of
                      Section 13, the Company will pay all amounts payable to you under Section 8 no later than fifteen (15) business days after the Termination Event, and shall be paid in legal tender into such bank account as you (or your legal representative) may designate; provided that the Company shall be entitled to withhold any amounts payable to you until you have fully complied with Section 13.

9. CONFIDENTIALITY.

        A. You acknowledge that you may acquire trade secrets and confidential information of the Company ("Confidential Information") during the course of your employment and that the unauthorized disclosure of any such Confidential Information could cause serious harm and damage to the Company.

        B. For the purpose of avoiding such harm you agree that you must not make use of, divulge or communicate to any person (other than with proper authority) any Confidential Information of or relating to the Company or any of its customers or suppliers or any holding company or subsidiary of the Company including (but not limited to) such Confidential Information as: details of customers, potential customers, consultants, suppliers and potential suppliers, prices, financial and accounting information, financial statements, discounts, research reports, marketing plans, existing trade arrangements or terms of business, which you may receive or become aware of as a result of being in the employment of the Company. This obligation of confidentiality towards such Confidential Information shall continue to apply without limit in time after the termination (for whatever reason) of your employment, but it shall not apply to information which is or is already disclosed into the public domain for reasons other than your fault or is required to be disclosed by law, but only to the extent that it is so disclosed.

10. NON-SOLICITATION.

        A. You shall not during employment or for a period of twelve (12) months after the Termination Date either personally or by an agent and either on his own account or for or in association with any other person directly or indirectly solicit, endeavor to entice away, induce to break their contract of employment or offer employment to any Restricted Person.

        B. For the purposes of this section the following words have the following meanings:

                i. "Restricted Business" means any business in the Industry.

                ii. "Restricted Person" means any person who has at any time in the period of twelve months prior to the Termination Date been employed by the Company or who is a consultant to the Company, who works in the Restricted Business and who was known to or worked with you during that period.

                iii. "Termination Date" means the date on which your employment under this Agreement terminates.

11. RETURN OF DOCUMENTS, MATERIALS AND EQUIPMENT. You shall within seventy-two
(72) hours of a Termination Date, deliver to the Company, at the Company's expense, and at any other time as the Company may request, all equipment owned or leased by the Company for your office use, and all documents, financial records, technology, software, source codes, object codes, hardware (and all copies thereof), or other items relating to the business of the Company, in whatever medium, that you possess or have under your control. For purposes hereof, any equipment, supplies or materials for which you received reimbursement from the Company shall be presumed to be owned by the Company.

12. INDEMNIFICATION.

        A. You hereby agree to indemnify, defend and hold the Company harmless, and each of its officers, directors, shareholders, agents, employees and attorneys for the Company, their successors and assigns, from and against, and pay or reimburse each of them for, any and all claims, losses, damages, judgments, amounts paid in settlement, costs and legal, accounting or other expenses that any of them may sustain or incur as a result of any misrepresentation or any non-performance of any covenant or other obligation on the part of you contained in this Agreement.

        B. To the fullest extent permitted by Nevada law, the Company agrees to indemnify, defend and hold you harmless from and against, and pay or reimburse you for any and all claims, losses, damages, judgments, amounts paid in settlement, costs and legal, accounting or other expenses that any of you may sustain or incur as a result of any misrepresentation or any non-performance of any covenant or other obligation on the part of the Company contained in this Agreement.

13. ENTIRE AGREEMENT. This Agreement constitutes the entire Agreement of the parties relating to the subject matter hereof. There are no terms, conditions or obligations other than those contained in this Agreement. This Agreement supersedes all prior communications, representations or agreements between the parties relating to the subject matter hereof. This Agreement may not be amended except in writing executed by you and the Company.

14. SEPARABILITY OF PROVISIONS. The invalidity or unenforceability of any particular provision of this Agreement shall not effect the other provisions hereof; all of which shall remain enforceable in accordance with their terms. Should any of the obligations hereunder be found illegal or unenforceable, such obligations shall be enforceable within whatever terms a court of competent jurisdiction shall deem allowable by law.

15. ASSIGNMENT. You may not assign, sell, subcontract, delegate or otherwise transfer your obligations under this Agreement, without the prior written consent of the Board, and any attempted assignment or delegation shall be void and without effect.

16. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the Delaware for agreements wholly negotiated, entered into and performed within the State of Delaware.

17. INJUNCTIVE RELIEF. You hereby acknowledge that the Company and its affiliated companies are new and evolving companies and that protection of Proprietary Property and Confidential Information are important to future prospects for growth and business development of the Company. You further acknowledge that the Company may not have an adequate remedy at law in the event of any breach or threatened breach by you of any provision of Sections 9, 10 and 11, and that the Company may suffer irreparable damage and injury as a result. Accordingly, in the event of any such breach or threatened breach, you hereby consent to the application the Company for injunctive relief against you by any court of competent jurisdiction without the posting of any bond or security therefor.

19. POLICIES AND PROCEDURES. You further agree to abide by the Company's policies and procedures and any changes that may be made to them from time to time.

        WHEREAS, this Agreement is hereby entered to by the undersigned as of the date indicated below.


Dated as of January 1, 2000


                                               BLAGMAN MEDIA INTERNATIONAL INC.


                                               By:        /s/ Robert Blagman
                                                  ------------------------------
                                               Name:  Robert Blagman
                                               Title: Chief Executive Officer
                                                      and Financial Officer



AGREED AND ACCEPTED BY EMPLOYEE:


         /s/ Leslie Blagman
-----------------------------------
        Leslie Blagman