Form 10KSB/A
period 2000-12-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-05-09
CIK 1096936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 2 TO FORM 10KSB

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

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                       DOCUMENTS INCORPORATED BY REFERENCE

PURPOSE OF AMENDMENT


        This Amendment No. 2 to the Report on Form 10-KSB of Blagman Media International, Inc. (BMII.OB) ("BMII") is being filed to reflect changes to Items 9, 10 and 12 of Part III of Form 10-KSB (i) to amend the age of a director; (ii) to reflect the non-cash compensation received by Robert and Leslie Blagman and to correct the cash deferral amounts; and (iii) to reflect the market value (not the tax reporting value) of compensation in Item 12.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The following table sets forth certain information with respect to the director and executive officers of BMII as of April 20, 2001:

       NAME                    AGE                    POSITION WITH BMII
       ----                    ---                    ------------------
Robert Blagman(1)               44      Chairman of the Board, CEO and Financial Officer

Leslie Blagman(1)               44      Chief Operating Officer and Secretary

Andy Given                      42      Director since 1999

Toni Knight                     36      Director since 1999

Walter Lubars(2)                69      Director since 1999

Jeff Wald(2)                    49      Director since 1999

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

                                                                     ANNUAL COMPENSATION
                                                       ------------------------------------------------      SECURITIES
                                                                                           OTHER             UNDERLYING
    NAME AND PRINCIPAL POSITION(1)          YEAR        SALARY($)      BONUS($)     ANNUAL COMPENSATION    OPTIONS/SARS(#)
    ------------------------------          ----       ----------     ----------    -------------------    ---------------
Robert Blagman, Chief Executive Officer     2000       240,000(2)      150,000(2)        286,500(3)

                                            1999       142,700

Leslie Blagman, Chief Operating Officer     2000       135,000(2)      116,667(2)        150,000(3)          50,000(4)

                                            1999       136,000

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

        (2) Includes $55,000 and $34,000 of 2000 compensation which Robert and Leslie Blagman, respectively, have deferred under their employment agreements dated January 1, 2000. During 2001, the Blagmans are continuing to defer receipt of compensation due to them under their employment agreements. The agreements are for Chief Executive Officer and Chief Operating Officer for five and three years, respectively, and call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the Chief Executive Officer and ranging from $135,000 to $180,000 for the Chief Operating Officer. The agreements also call for signing bonuses of $750,000 for the Chief Executive Officer and $350,000 for the Chief Operating Officer to be paid in equal monthly payments over the term of their respective employment agreements. For the year ended December 31, 2000, BMII recorded expenses related to these agreements in the aggregate of $641,677, of which $355,667 has been accrued and is included in accounts payable and accrued expenses at December 31, 2000. Excludes a loan of $75,000 to the Blagmans in 2000, which was repaid in 2001 with interest at 8% per annum. In addition, on December 31, 2000, BMII had a receivable of $45,488 from Robert Blagman for advances which has been recorded as a loan.

        (3) The other compensation consists of Common Shares issued to the Blagmans, all of which were valued at $1.00 per share, the closing market price on the date of issuance. Robert Blagman received 286,500 Common Shares and Leslie Blagman received 150,000 Common Shares.

        (4) Reflects options to acquire 50,000 Common Shares granted on July 14, 2000 to all Board members, other than Robert Blagman, and to Leslie Blagman as Secretary to the Board. The options are fully vested and exercisable until July 2005 at $0.25 per share.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In addition to the grants of options and the loans to the Blagmans, the following transactions were undertaken in 2000 with consultants, advisers, and persons who received $60,000 or more in value and transactions with possible promoters as such term is used in Item 404 of Regulation S-B who received more or less than $60,000 in value for services.(1)

        Joseph Lynch, consultant to BMII, received 450,000 Common Shares of BMII on June 2, 2000 (valued at $450,000 on the date of grant) and 100,000 Common Shares of BMII on October 10, 2000 (valued at $17,000 on the date of grant). These amounts were recorded as a compensation expense.

        John Smith, counsel to BMII, received 250,000 Common Shares of BMII on June 2, 2000 (valued at $250,000 on the date of grant). These amounts were recorded as a legal expense.

        Richard Elliott Square, consultant to BMII, received 150,000 Common Shares of BMII on July 14, 2000 (valued at $79,650 on the date of grant) for his services to BMII and Unisat, Inc., the predecessor of BMII. These amounts were recorded as a compensation expense.

        Earl Greenburg, consultant to BMII, received 300,000 Common Shares of BMII on September 25, 2000 (valued at $84,000 on the date of grant). These amounts were recorded as a compensation expense.

        Charles Flynn, consultant to BMII, received 600,000 Common Shares of BMII on December 6, 2000 (valued at $114,000 on the date of grant) for his services to BMII and Unisat, Inc., the predecessor of BMII. These amounts were recorded as a compensation expense.

        Kendra Sturgeon received 75,000 Common Shares of BMII on August 15, 2000 (valued at $28,125 on the date of grant). Chris Kurstin received 37,000 Common Shares of BMII on July 1, 2000 (valued at $23,865 on the date of grant) and 240,000 Common Shares of BMII on October 10, 2000 (valued at $40,800 on the date of grant). FG&P Consulting received 75,000 Common Shares of BMII on September 13, 2000 (valued at $27,750 on the date of grant). These amounts were recorded as a compensation expense.

(1) The values reflected are the closing market prices of the Common Shares on the date of issuance. BMII utilized an amount equal to 85% of that value for income tax reporting purposes.

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

                                    BLAGMAN MEDIA INTERNATIONAL, INC.



Date: May 9, 2001              By:  /s/ ROBERT BLAGMAN
                                    --------------------------------------------
                                    Robert Blagman, Chairman and Chief Executive
                                    Officer