Form 10QSB
period 2001-03-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-05-21
CIK 1096936

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________to _____________


                         Commission File No.: 000-27777
                                              ---------

                        Blagman Media International, Inc.
            (successor registrant to MNS Eagle Equity Group I Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                   Nevada                                    91-192-3501
         --------------------------                  --------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)

         1901 Avenue of the Stars,
         Suite 1710, Los Angeles, CA                            90067
 --------------------------------------------        --------------------------
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

                         COMMON STOCK --$.001 PAR VALUE



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,793,450 shares of common stock as of April 30, 2001

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.


                                                                                                     PAGE
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements...............................................................   1

                  Consolidated Balance Sheet As Of
                  March 31, 2001 (Unaudited) and
                  December 31, 2000 .................................................................   2

                  Consolidated Statements Of Operations
                  For The Nine Months And Three Months Ended
                  March 31, 2001 And 2000 (Unaudited)................................................   3

                  Consolidated Statement Of Cash Flows
                  For The Three Months Ended
                  March 31, 2001 And 2000 (Unaudited)................................................   4

                  Notes To Consolidated Financial Statements As Of
                  March 31, 2001 (Unaudited).........................................................   5

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations..............................................................   6

PART 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................  10

         Item 2.  Changes in Securities and Use of Proceeds..........................................  10

         Item 3.  Default Upon Senior Securities.....................................................  10

         Item 4.  Submission of Matters to a Vote of Security Holders................................  10

         Item 5.  Other Information..................................................................  10

         Item 6.  Exhibits and Reports on Form 8-K...................................................  10


ITEM 1.                 BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                              March 31, 2001     December 31,
                                                                                               (Unaudited)          2000
                                                                                              --------------     ------------
CURRENT ASSETS
   Cash                                                                                      $    16,755       $   179,744
   Accounts receivable                                                                            32,650            15,569
   Other current assets                                                                             --               2,974
   Prepaid insurance                                                                              26,579            21,884
   Note and loan receivable - stockholder                                                        124,345           120,448
                                                                                             -----------       -----------
     Total Current Assets                                                                        200,329           340,619
                                                                                             -----------       -----------
PROPERTY AND EQUIPMENT - NET                                                                      67,945            71,737
                                                                                             -----------       -----------
OTHER ASSETS
  Deposits                                                                                         4,456             4,456
                                                                                             -----------       -----------
     Total Other Assets                                                                            4,456             4,456
                                                                                             -----------       -----------
TOTAL ASSETS                                                                                 $   272,730       $   416,812
                                                                                             ===========       ===========

                                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Notes and loans payable - current portion                                                 $    63,768       $    77,449
   Deferred revenue                                                                              150,000           250,000
   Accounts payable and accrued expenses                                                         919,399           463,066
  Media cost refunds payable                                                                       8,598            33,287
                                                                                             -----------       -----------
     Total Current Liabilities                                                                 1,141,765           823,802
                                                                                             -----------       -----------
STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value, 100,000,000 shares authorized, 25,718,450 and                   25,718            22,403
    22,403,450 shares issued and outstanding, respectively
   Additional paid-in capital                                                                  4,173,450         3,951,540
   Accumulated deficit                                                                        (4,832,869)       (4,165,599)
                                                                                             -----------       -----------
                                                                                                (633,701)         (191,656)
   Subscriptions receivable                                                                     (235,334)         (215,334)
                                                                                             -----------       -----------
     Total Stockholders' Deficiency                                                             (869,035)         (406,990)
                                                                                             -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $   272,730       $   416,812
                                                                                             ===========       ===========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            For The Three        For The Three
                                                                             Months Ended        Months Ended
                                                                            March 31, 2001       March 31, 2000
                                                                           ----------------      --------------
REVENUES - NET                                                                $    129,236       $    (18,161)

COST OF REVENUES                                                                     4,371             (3,864)
                                                                              ------------       ------------
GROSS PROFIT (LOSS)                                                                124,865            (14,297)
                                                                              ------------       ------------
OPERATING EXPENSES
   Officers' compensation                                                          179,167             74,500
   Employee compensation and taxes                                                  60,100             39,081
   Professional and consulting fees                                                312,770             91,854
   Travel and entertainment                                                         24,095             57,920
   Commissions                                                                      72,046             23,569
   Other general and administrative                                                 56,077             38,698
   Advertising                                                                      43,125             27,237
   Rent                                                                             19,976              7,628
   Auto                                                                             12,920                594
   Telephone                                                                         6,432              6,701
   Depreciation                                                                      3,792              1,894
                                                                              ------------       ------------
     Total Operating Expenses                                                      790,500            369,676
                                                                              ------------       ------------

LOSS FROM OPERATIONS                                                              (665,635)          (383,973)
                                                                              ------------       ------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                 (3,029)            (4,039)
   Interest income                                                                   1,394                912
                                                                              ------------       ------------
     Total Other (Expense)                                                          (1,635)            (3,127)
                                                                              ------------       ------------
NET LOSS                                                                      $   (667,270)      $   (387,100)
--------                                                                      ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                 $      (0.03)      $      (0.03)
                                                                              ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED        23,528,061         12,566,740
                                                                              ============       ============


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)


                                                                           For The Three    For The Three
                                                                           Months Ended     Months Ended
                                                                           March 31, 2001   March 31, 2000
                                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                               $(667,270)      $(387,100)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation                                                                 3,793           1,894
   Stock issued for compensation and services                                 185,225            --
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                    (17,081)        370,395
       Other current assets                                                    (1,722)        (20,719)
     Increase (Decrease) in:
       Accounts payable and accrued expenses                                  330,760        (201,393)
                                                                            ---------       ---------
         Net Cash (Used In) Operating Activities                             (166,295)       (236,923)
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            --           (19,311)
                                                                            ---------       ---------
         Net Cash (Used In) Investing Activities                                 --           (19,311)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock issuance                                                20,000         791,666
   Proceeds from stockholder loan                                              85,987            --
   Payments to stockholder                                                    (89,000)         (3,500)
   Loans payable                                                              (13,681)           --
   Line of credit repayment                                                      --           (74,713)
                                                                            ---------       ---------
         Net Cash Provided by Financing Activities                              3,306         713,453
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH                                              (162,989)        457,219

CASH - BEGINNING OF PERIOD                                                    179,744            --
                                                                            ---------       ---------

CASH - END OF PERIOD                                                        $  16,755       $ 457,219
-------------------                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid during the period for - Interest                                  $   3,029       $   4,039
                                                                            =========       =========



          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

          It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

          For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed April 16, 2001.

NOTE 2    STOCK ISSUANCES

          In January 2001, the Company issued 500,000 shares of common stock for $40,000, which was recorded as subscriptions receivable. The Company also received $20,000 for stock that was subscribed to at December 31, 2000.

          During February and March of 2001, the Company issued 2,815,000 shares of common stock with a fair value of $185,225 for services performed.

NOTE 3    NEW SUBSIDIARY

          On February 28, 2001, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers. The subsidiary has had no activity for the period ended March 31, 2001.

NOTE 4    SUBSEQUENT EVENT

          The Company had a share purchase agreement (the "Agreement") to acquire all of the outstanding stock of Mercury Media. The Agreement had an automatic termination date of April 30, 2001, if it was not exercised or extended. During meetings in April 2001, Mercury advised the Company that it was uncertain about the transactions. Given this development, the Company & Mercury are not pursuing the transaction.

ITEM 2.                      MANAGEMENT'S DISCUSSION
-------                                AND
                        ANALYSIS OF RESULTS OF OPERATIONS


GENERAL
-------

     Blagman Media International, Inc. ("the Company") was incorporated on January 29, 1999 as a successor to a sole proprietorship. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business products.

     On August 2, 1999, the Company completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1962 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in Blagman Media International, Inc., a privately-held entity with the same name owned by Robert Blagman for 8,200,000 common shares of Unisat, Inc. In April 2000, the Company entered into a share exchange agreement with MNS Eagle Equity Group I ("MNS"), an inactive, reporting Nevada corporation, which resulted in the Company becoming the parent entity. After the filing of a Report on Form 8-K, the Company became the successor reporting entity. References in this 10-QSB to the Company refer to both of the Blagman entities and to MNS Eagle Equity Group I, the other wholly-owned subsidiary of the Company. The corporate relationships are the result of transactions in 1999 and 2000, through which the Company became the reporting, trading, development stage Nevada corporation with shares publicly traded on the NASDAQ Bulletin Board Exchange.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     As noted above, the operating aspects of the business are conducted principally through Blagman Media (the operating subsidiary) and the operations, in all material respects, compare the results for that entity during the three months ended March 31, 2000 to the combined entities during the three months ended March 31, 2001.

     Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended March 31, 2001 as compared to the same period in 2000 increased from a negative $18,161 to $129,236 (812%). The increase is due to the additional media placements of two clients and reflects normal business activity.

     The increase in total operating expenses of $420,824 (114%) consisting principally of professional fees incurred in connection with proposed acquisitions and public company reporting, officers' compensation incurred (but not paid), travel, entertainment and other operating costs from $369,676 during the three months ended March 31, 2000 to $790,500 for the three months ended March 31, 2001 resulted in a loss (before other expenses of $3,127 in 2000 and of $1,635 in 2001) of $665,635 in operating loss in 2001 compared to $383,973 for the three month period in 2000 or a 128% increase in operating losses. During the three months ended March 31, 2001, the Company issued 2,815,000 common shares valued at $185,225 as compensation for prior services to various consultants and professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $185,225 in non cash compensation, which has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively, "Non-Cash Compensation").

     The increase in operating costs also resulted from the Company's status as a public entity and the substantial professional fees and related travel and other expenses incurred in connection with the negotiations and documentation for prospective acquisitions. While certain public company costs have been moderated, the burden of public company status continues to require major commitments of time, energy and resources of the Company's very limited management team and, to some extent, the public company requirements have pre-empted the core business of the Company because executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company. As predicted in prior reports, the increased use of the computer tracking system and technology systems, by management's increased experience with public company status which has allowed them to redirect more of their efforts to day-to-day operating activities and the retention of professionals familiar with public company requirements generally have mitigated these issues. Also, management believes that it has primarily addressed the cumulative effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unistat and MNS transactions and from the Company's early experiences as a public entity and from deferrals of cash compensation by officers and consultants. During this quarter, the Company devoted a substantial portion of its time to pursuing the possible transactions in which it would have acquired the interests in Mercury Media International, Inc. ("Mercury") and Century Media, Inc. ("Century"). As indicated in the press release dated May 3, 2001, the Company has announced that the Mercury transaction is not being pursued in its current format and that negotiations with Century are continuing, but no definitive agreements have been reached. However, the Company believes that properly-structured industry consolidations are likely to occur and that the Company needs to pursue transactions that offer appropriate consolidation opportunities in the direct marketing and direct response sectors.

COST OF REVENUES
----------------

     Cost of revenues (principally consisting of media acquisition and airtime costs accrued in the period) for the three months ended March 31, 2001 increased from negative $3,864 to $4,371. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the increase in costs was principally related to the increase in advertising revenues. Gross profit increased from a loss of $14,297 for the three months ended March 31, 2000 to a profit of $124,865 for the three months ended March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

     Total general and administrative expenses increased from $369,676 to $790,500 (114%) for the three month period ended March 31, 2001. The increase consisted principally of professional fees incurred for the proposed acquisition, the additional accrued salaries and travel and entertainment during the period (although substantial salaries and professional fees have not been paid). In fact, as of March 31, 2001, actual compensation paid in cash to officers was $31,000 and total accrued and unpaid fees to officers were $148,167. Expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters, all of which were partially offset by the savings from computer tracking. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS
--------------------------------------

     Net interest expense after interest income in the three month periods was not a significant item and decreased from $3,127 to $1,635 (48%). Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At March 31, 2001, the Company had loans of $124,345 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the three months ended March 31, 2001, compared to December 31, 2000, the Company's available cash decreased from $179,744 to $16,755 (91%) and current assets decreased from $340,169 to $200,329 (41%) from December 31, 2000 to March 31, 2001. However, the accounts payable and accrued expenses at March 31, 2001 was $919,399 compared to $463,066 at December 31, 2000, a 99% increase due to renegotiation of a new office lease and a new copier lease and accrued professional fees. At March 31, 2001, media cost refunds payable had decreased to $8,598 from $33,287 in December 31, 2000 due to improved media practices. Those shifts in accounts receivable and accounts payable were the result of the impact of the loss of the large insurance company account, the initial impact from new accounts and improved internal controls. Management anticipates that additional accounts now being acquired by the Company will replace all, or a substantial portion, of the lost revenues from the insurance account and that a significant portion of those revenues will be recognized during the balance of 2001, but there is no assurance that the Company will be successful in fully offsetting the lost account.

     Management is currently pursuing various initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and accepted terms.

     The Company is actively seeking additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company's long term business objectives. While the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it along with funds generated from operations should be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available. However, there is no assurance that these prospects will be realized and the Company therefore is operating subject to concerns about its future viability.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company's interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

YEAR 2000 STATEMENT
-------------------

     The Company has verified that all internal software used in the operations of the Company and related developments are Year 2000 compliant. The Company sees no risk at this time pertaining to Year 2000, and internal company operations.

FORWARD-LOOKING STATEMENTS
--------------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, the Company issued 3,935,000 common shares and recorded $0 from the issuance which, along with receipt of a subscription receivable, resulted in a total shareholders deficit of $869,035 at March 31, 2001 compared to a deficit of $406,990 at December 31, 2000. The additional capital was applied to meet working capital requirements.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Press Release dated May 3, 2001 regarding Mercury Media International, Inc. and Century Media, Inc.
          (b)  Reports on Form 8-K
               None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BLAGMAN MEDIA INTERNATIONAL, INC.



Dated: May 20, 2001                 /s/ ROBERT BLAGMAN
                                    -------------------------------------------
                                    Robert Blagman, President