Form 10QSB/A
period 2000-06-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-07-25
CIK 1096936

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                     AMENDMENT NO. 2 TO REPORT ON FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _____________ to _____________.

                         Commission File No.: 000-27777

                        Blagman Media International, Inc.
             (successor registrant to MNS Eagle Equity Group I Inc.)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Nevada                                       95-472-9314
    ------------------------------                     ----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

       1901 Avenue of the Stars,
      Suite 1710, Los Angeles, CA                               90067
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

        Registrant's telephone number, including area code: 310.788.5444

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:

                         COMMON STOCK --$.001 PAR VALUE


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,426,340 shares of common stock as of June 30, 2000

       Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              PURPOSE OF AMENDMENT

This Amendment to the Report on Form 10-Q for the period ended June 30, 2000 is being amended to conform the filing with the disclosure and audited financial statements for the year ended December 31, 2001.

In particular, the Amendment reflects 761,083 shares issued for compensation and not recorded during the quarter ended June 30, 2000. The issuance was identified during the audit for the year ended December 31, 2000. The disclosure in the Amendment is now consistent with the financial information for the year ended December 31, 2000 and is being filed as an amendment to allow for accurate comparative analysis when the report for the quarter ended June 30, 2001 is filed.

All of the 761,083 shares were issued and have been recorded as compensation or as additional professional and consulting fees. However, during the period, in separate entries, a portion of those professional and consulting fees were recorded as officers compensation rather than as professional and consulting fees. This adjustment has also been made and accounted for in the Amendment. As a result, the Amendment reflects a reduction in employee compensation and taxes and an increase in professional and consulting fees which, when fully recorded, results in changes in the Statement of Operations, the Balance Sheet and the Consolidated Statement of Cash Flow and the related Notes. Conforming changes have been reflected in the Management's Discussion and Analysis of Results of Operations.

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.


                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Independent Accountants' Report ...................................     1

             Consolidated Balance Sheet as of June 30, 2000 (unaudited) ........     2

             Consolidated Statements of Operations for the Six Months
             and Three Months Ended June 30, 2000 and 1999 (unaudited) .........     3

             Consolidated Statement of Changes in Stockholders' Equity
             for the Six Months Ended June 30, 2000 (unaudited) ................     4

             Consolidated Statement of Cash Flows for the Six Months Ended
             June 30, 2000 and 1999 (unaudited) ................................     5

             Notes to Consolidated Financial Statements as of June 30, 2000
             (unaudited) .......................................................     6

     Item 2. Management's Discussion and Analysis of
             Results of Operations .............................................    15

PART 2. OTHER INFORMATION

     Item 1.  Legal Proceedings ................................................    19

     Item 2.  Changes in Securities and Use of Proceeds ........................    19

     Item 3.  Default Upon Senior Securities ...................................    19

     Item 4.  Submission of Matters to a Vote of Security Holders ..............    19

     Item 5.  Other Information ................................................    19

     Item 6.  Exhibits and Reports on Form 8-K .................................    19

ITEM 1.                 BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

CONTENTS

 PAGE      1      INDEPENDENT ACCOUNTANTS' REPORT

 PAGE      2      CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000 (UNAUDITED)


 PAGE      3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS AND
                  THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


 PAGE      4      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                  THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED)


 PAGE      5      CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                  JUNE 30, 2000 AND 1999 (UNAUDITED)

 PAGES   6 - 14   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000
                  (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
 Blagman Media International, Inc.


We have reviewed the accompanying consolidated balance sheet of Blagman Media International, Inc. and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations for the six and three months then ended and changes in stockholders' equity and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




WEINBERG & COMPANY, P.A.



Boca Raton, Florida
August 10, 2000
(Except for Note 6 and the revised Statement of Operations, Balance Sheet and Consolidated Statement of Cash Flow as to which the date is February 22, 2001)

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000


ASSETS

                                                            June 30, 2000      December 31,
                                                             (Unaudited)          1999
                                                             -----------       -----------
CURRENT ASSETS
  Cash                                                       $   199,679       $        --
  Accounts receivable                                            116,077           479,054
  Other current assets                                            28,053             1,918
  Note receivable -- stockholder                                  75,000                --
  Loan receivable -- stockholder                                  31,321            38,948
                                                             -----------       -----------
    Total Current Assets                                         450,130           519,920

PROPERTY AND EQUIPMENT -- NET                                     69,424             6,942
                                                             -----------       -----------

TOTAL ASSETS                                                 $   519,554       $   526,862
                                                             ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes and loans payable -- current portion                 $    80,152       $    80,152
  Line of credit                                                      --            74,713
  Accounts payable and accrued expenses                          227,989           460,587
                                                             -----------       -----------
    Total Current Liabilities                                    308,141           615,452

LONG-TERM LIABILITIES
  Notes and loans payable                                         50,000            50,000
                                                             -----------       -----------

    Total Liabilities                                            358,141           665,452
                                                             -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000
   shares authorized, 15,426,340 and
   12,069,873 shares issued and outstanding                       15,427            12,070
  Common stock to be issued (5,033 shares)                             5                --
  Additional paid-in capital                                   2,524,488            24,630
  Accumulated deficit                                         (2,363,173)         (175,290)
                                                             -----------       -----------
                                                                 176,747           138,590
Subscriptions receivable                                         (15,334)               --
                                                             -----------       -----------

    Total Stockholders' Equity (Deficiency)                      161,413          (138,590)
                                                             -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $   519,554       $   526,862
                                                             ===========       ===========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For The Six        For The Six      For The Three      For The Three
                                                       Months Ended      Months Ended       Months Ended       Months Ended
                                                      June 30, 2000      June 30, 1999     June 30, 2000      June 30, 1999
                                                       (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
                                                       ------------       -----------       ------------       -----------
REVENUES -- NET                                        $    948,642       $ 1,349,828       $    523,928       $   906,911

COST OF REVENUES                                            789,999           952,909            327,419           594,479
                                                       ------------       -----------       ------------       -----------

GROSS PROFIT                                                158,643           396,919            196,509           312,432
                                                       ------------       -----------       ------------       -----------

OPERATING EXPENSES
  Officers' compensation                                    586,500            85,226            512,000            33,847
  Employee compensation and taxes                           123,098            97,677             84,017            76,095
  Travel and entertainment                                  131,804                --             73,884                --
  Other general and administrative                          102,106            10,648             63,408             7,658
  Professional and consulting fees                        1,031,085            10,020            939,231             5,000
  Rent                                                       38,244            16,541             30,616             7,089
  Telephone                                                  15,476             7,927              8,775             3,304
  Advertising                                               123,067                --             95,830                --
  Auto                                                        8,360             4,616              7,766             2,221
  Depreciation                                                4,316                --              2,422                --
                                                       ------------       -----------       ------------       -----------
    Total Operating Expenses                              2,164,056           232,655          1,817,949           135,214
                                                       ------------       -----------       ------------       -----------

(LOSS) INCOME FROM OPERATIONS                            (2,005,413)          164,264         (1,621,440)          177,218
                                                       ------------       -----------       ------------       -----------

OTHER INCOME (EXPENSE)
  Subsidiary acquisition cost                              (179,220)               --           (179,220)               --
  Interest expense                                           (6,441)           (4,191)            (2,402)           (2,906)
  Interest income                                             3,191               719              2,279               399
                                                       ------------       -----------       ------------       -----------
    Total Other (Expense)                                  (182,470)           (3,472)          (179,343)           (2,507)
                                                       ------------       -----------       ------------       -----------

NET (LOSS) INCOME                                      $ (2,187,883)      $   160,792       $ (1,800,783)      $   174,711
                                                       ============       ===========       ============       ===========

Net (loss) income per common share --
  basic and diluted                                    $      (0.17)             0.02              (0.13)             0.02
                                                       ============       ===========       ============       ===========

Weighted average number of common shares
  outstanding -- basic and diluted                       13,140,048         8,200,000         13,865,353         8,200,000
                                                       ============       ===========       ============       ===========


          See accompanying notes to consolidated financial statements.

               BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                     Common Stock To Be  Additional
                                  Common Stock             Issued         Paid-in       Accumulated   Subscriptions
                                Shares       Amount    Shares  Amount     Capital         Deficit       Receivable       Total
                              ----------    -------     -----    ---     ----------     -----------      --------      -----------
Balance, January 1, 2000      12,069,873    $12,070        --     --     $   24,630     $  (175,290)     $     --      $  (138,590)

Stock issued for cash and
  subscribed to                2,000,000      2,000        --     --      1,110,500              --       (15,334)       1,097,166

Stock issued for
  compensation and services    1,311,500      1,312        --     --      1,310,188              --            --        1,311,500

Stock issued in MNS
  Acquisition                     44,967         45        --     --         71,253              --            --           71,298

Stock to be issued in MNS
  Acquisition                         --         --     5,033      5          7,917              --            --            7,922

Net loss, June 30, 2000               --         --        --     --             --      (2,187,883)           --       (2,187,883)
                              ----------    -------     -----    ---     ----------     -----------      --------      -----------

BALANCE, JUNE 30, 2000        15,426,340    $15,427     5,033      5      2,524,488     $(2,363,173)     $(15,334)     $   161,413
                              ==========    =======     =====    ===     ==========     ===========      ========      ===========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    For The Six      For The Six
                                                                    Months Ended    Months Ended
                                                                   June 30, 2000    June 30, 1999
                                                                    -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                 $(2,187,883)      $ 160,792
  Adjustments to reconcile net (loss) income to net cash (used
    in) provided by operating activities:
  Depreciation                                                            4,316              --
  Stock based acquisition cost of subsidiary                             79,220              --
  Stock issued for compensation and services                          1,311,500              --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                               362,977           8,362
      Other current assets                                              (26,135)             --
      Loan receivable -- stockholder                                      7,627           5,079
    Increase (Decrease) in:
      Accounts payable and accrued expenses                            (232,598)        (56,821)
                                                                    -----------       ---------
        Net cash (used in) provided by operating activities            (680,976)        117,412
                                                                    -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (66,798)             --
  Note receivable stockholder                                           (75,000)             --
                                                                    -----------       ---------
        Net cash used in investing activities                          (141,798)             --
                                                                    -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                        1,097,166              --
  Repayment of loans                                                         --          (3,760)
  Line of credit - net                                                  (74,713)          9,988
                                                                    -----------       ---------
        Net cash provided by financing activities                     1,022,453           6,228
                                                                    -----------       ---------

NET INCREASE IN CASH                                                    199,679         123,640

CASH -- BEGINNING OF PERIOD                                                  --          67,342
                                                                    -----------       ---------

CASH -- END OF PERIOD                                               $   199,679       $ 190,982
                                                                    ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for -- Interest                         $     6,441       $   4,191
                                                                    ===========       =========


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

        (H) REVENUE RECOGNITION

        The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. In addition, they earn commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underlying advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

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

        The loan receivable from stockholder is uncollateralized and non-interest bearing.

NOTE 3  PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment at June 30, 2000:

Computer equipment                            $ 38,401
Furniture and fixtures                          42,560
Office equipment                                13,461
Leasehold improvements                           2,876
                                              --------
                                                97,298
Less: Accumulated depreciation                 (27,875)
                                              --------
Property and equipment - net                  $ 69,423
                                              ========

        Depreciation expense was $4,316 for the period ended June 30, 2000.

NOTE 4  NOTES AND LOANS PAYABLE

        The following schedule reflects notes and loans payable at June 30, 2000:

        Note payable, interest at 6% due March 31, 2001.  In addition, the Company provided an option to purchase up to 100,000 shares of common stock, at
          $0.25 per share, at any time until September 1, 2000.  (See Note 6)             $  50,000

        Note payable -- related party, due on demand with no interest.                       66,545

        Loan payable, interest at 9.5%, due on demand.                                       13,607
                                                                                          ---------
                                                                                            130,152
        Less current portion                                                                130,152
                                                                                          ---------

        Notes and loans payable -- non-current                                            $      --
                                                                                          =========

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

NOTE 6 EQUITY

        (A) COMMON STOCK ISSUANCE

        The Company issued 2,000,000 shares of common stock for cash totaling $1,097,166.

        The Company issued 1,311,500 shares of common stock for compensation, consulting and legal services having a fair value of $1,311,500 based upon the per share fair value at the issuance date.

        In connection with its acquisition of MNS Eagle, the Company issued 44,967 shares of common stock and will issue another 5,033 shares having an aggregate fair value of $79,220. (See Note 10(B)).

        (B) COMMON STOCK OFFERING

        On February 16, 2000, the Board of Directors agreed to offer up to 1,250,000 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by June 30, 2000 and $984,666 of the total subscription of $1,000,000 had been received.

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

        A summary of the options under the loan guarantee agreement as of June 30, 2000 is presented below:

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


                                                      Weighted
                                                      Average
                                         Number of    Exercise
                                          Options      Price
                                          -------      -----
Stock Options
Balance at beginning of period            100,000      $0.25
Granted
Exercised
Forfeited
                                          -------      -----
Balance at end of period                  100,000      $0.25
                                          =======      =====

Options exercisable at end of period      100,000      $0.25

Weighted average fair value of
options granted during the year

        The following table summarizes information about stock options outstanding at June 30, 2000:

                           Options Outstanding                           Options Exercisable
        ---------------------------------------------------------    ---------------------------
                                         Weighted
           Range         Number          Average        Weighted        Number         Weighted
            of         Outstanding      Remaining        Average      Exercisable      Average
         Exercise      at June 30,     Contractual      Exercise      at June 30,      Exercise
           Price          2000             Life           Price          2000           Price
        ----------    -------------   -------------    ----------    ------------    -----------
         $ 0.25           100,000      0.25 Years         $ 0.25         100,000         $ 0.25

NOTE 7 COMMITMENTS AND CONTINGENCIES

        (A) OPERATING LEASE

        On February 29, 2000, the Company entered into a new lease agreement for corporate offices. The lease term is for 37 months. The monthly base rent is $9,089 commencing March 1, 2000. Minimum annual rentals under this lease are as follows:

                       Years Ending June 30:                Amount
                      -------------------------         ---------------
                                2001                     $ 109,068
                                2002                       109,068
                                2003                        90,890

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

        The tax effects of temporary differences that gave rise to significant proportions of deferred tax assets and liabilities at June 30, 2000 are as follows:

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


Deferred tax assets:
  Net operating loss carryforward         $ 781,040
                                          ---------
     Total gross deferred tax assets        781,040
Less valuation allowance                   (781,040)
                                          ---------

Net deferred tax assets                   $      --
                                          =========

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

NOTE 10 BUSINESS COMBINATIONS

        (A) ACQUISITION AND RECAPITALIZATION -- UNISTAT, INC.

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

        (C) ACQUISITION AND RESCISSION AGREEMENTS

        Under a Stock Exchange Agreement (the "Agreement") consummated in 2000, the Company was to acquire Mullinger Media & Communications, Ltd. ("MMC") in exchange for 600,000 shares of Series A Preferred Stock of the Company. As a result of the exchange, MMC would have become a wholly owned subsidiary of the Company. Subsequent thereto, the Company rescinded this agreement for failure of consideration and other deficiencies.

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

        The decrease in revenues as well as a $1,682,735 (1145%) increase in total operating expenses from $135,214 during the three months ended June 30, 1999 to $1,817,949 for the three months ended June 30, 2000 resulted in a loss (before other expenses of $179,343) in 2000 of $1,621,440 compared to operating income of $177,218 for the three month period in 1999 or a 1008% decrease in operating results. During the three months ended June 30, 2000, the Company issued 1,311,500 common shares as additional compensation to officers and as compensation to professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $436,500 in additional officer compensation and $875,000 in additional professional and consulting fees ("Non-Cash Compensation").

        The increase in operating costs also resulted from the Company's shift to a public entity which accounted for a $59,831 increase in cash professional fees and a $129,634 aggregate increase in travel, entertainment and other general and administrative expenses during the three month period ended June 30, 2000 as compared to the same period in 1999. In addition, the Company experienced aggregate increases from $122,556 to $302,504 (245%) in cash compensation to officers and in other compensation related costs, rents, advertising and related items, all in connection with the expanded operating requirements and the need for additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company.

COST OF REVENUES

        Cost of revenues (principally consisting of media acquisition and airtime costs) for the three months ended June 30, 2000 decreased from $594,479 to $327,419 representing a decrease of $267,060 (45%) primarily due to the impact of the loss of the large insurance company account. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the decrease in costs was related to the decrease in advertising revenues. For the six months ended June 30, 2000, the cost of revenues decreased from $952,909 to $789,999 representing a decrease of $162,910 (17%), again, due primarily to the reduced media purchases because of the loss of the large insurance company account.

GENERAL AND ADMINISTRATIVE EXPENSES

        Total general and administrative expenses increased from $135,214 to $1,817,949 (1245%) for the three month period ended June 30, 2000 and from $232,655 to $2,146,056 (830%) for the six months ended June 30, 1999 and 2000 respectively. The increase consisted principally of the $1,311,500 of Non-Cash Compensation and services and the increase in cash professional fees from $5,000 to $59,831 for the three months and $10,020 to $146,065 for the six months ended June 30, 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters. The Non-Cash Compensation amount is not expected to be a recurring item. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

        Interest expense in the three month periods was not a significant item and decreased from $2,906 to $2,402 (17%). In the six month period ended June 30, 2000, the interest expense increased from $4,191 to $6,441 (54%) from the same period in 1999. Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At June 30, 2000, the Company had loans of $106,321 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which is expected to be converted to compensation expense when employment agreements are finalized.

SUBSIDIARY ACQUISITION COST

        In the three months ended June 30, 2000, the Company recorded an expense of $179,220 as the costs related to acquisition of MNS. This amount consists of $100,000 in cash and $79,200 representing the fair value of the 50,000 common shares of the Company exchanged for the MNS shares.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2000, compared to December 31, 1999, the Company's available cash increased by $199,679, but was offset by a decrease in accounts receivable from $479,054 to $116,077 resulting in a decrease in current assets from $519,920 to $450,130 (13%) from December 31, 1999 until June 30, 2000. Similarly, the accounts payable at June 30, 2000 were $227,989 compared to $460,587 at December 31, 1999, a 51% decrease. Those shifts in accounts receivable and payables were the result of the impact of the loss of the large insurance company account. Management anticipates that additional accounts now being acquired by the Company will replace all, or a substantial portion, of the lost revenues from this account and that a significant portion of those revenues will be recognized during the balance of 2000, but there is no assurance that the Company will be successful in fully offsetting the lost account.

        During the six months ended June 30, 2000, the Company issued 3,356,467 common shares of which 2,000,000 were issued for new capital, 44,967 were issued in connection with the MNS transaction and 1,311,500 common shares were issued as Non-Cash Compensation. These transactions resulted in 15,426,340 common shares outstanding at June 30, 2000. During the first six months of 2000, the Company received additional paid-in capital of $1,097,166, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $161,413 at June 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

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

                                       BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:  July 19, 2001                  /s/ Robert Blagman
                                       -----------------------------------------
                                       Robert Blagman, President