Form 10QSB/A
period 2000-09-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-07-25
CIK 1096936

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

        For the transition period from ________________ to ________________.

                         Commission File No.: 000-27777

         Blagman Media International, Inc. (successor registrant to MNS
                           Eagle Equity Group I Inc.)
             (Exact name of Registrant as specified in its Charter)

            Nevada                                             95-472-9314
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

       1901 Avenue of the Stars,
      Suite 1710, Los Angeles, CA                                  90067
(Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code: 310.788.5444

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:

                         COMMON STOCK --$.001 PAR VALUE


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,243,873 shares of common stock as of September 30, 2000

       Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              PURPOSE OF AMENDMENT

This Amendment to the Report on Form 10-Q for the period ended September 30, 2000 is being amended to conform the filing with the disclosure and audited financial statements for the year ended December 31, 2000. In particular, this Amendment also reflects the cumulative effect of Amendment No. 2 to the Report on 10-Q for the period ended June 30, 2000 being filed concurrently. Specifically, this Amendment reflects the adjustment from the issuance of 2,817,533 shares issued for compensation of which 1,339,500 were returned to the Company by the holders and cancelled. Since the returned shares included shares issued to officers and directors, there is a resulting decrease in officer compensation and related payroll liabilities. In addition, 50,000 shares recorded as compensation have been reclassified to issuance in settlement of debt.

The adjustments were identified during the audit for the year ended December 31, 2000. The disclosure in the Amendment is now consistent with the financial information for the year ended December 31, 2000 and is being filed as an amendment to allow for accurate comparative analysis when the report for the quarter ended June 30, 2001 is filed.

When fully recorded, the adjustments resulted in changes in the Statement of Operations, the Balance Sheet and the Consolidated Statement of Cash Flow and the related Notes. Conforming changes have been reflected in the Management's Discussion and Analysis of Results of Operations.

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Independent Accountants' Report...................................    1

                 Consolidated Balance Sheet As Of
                 September 30, 2000 (Unaudited)....................................    2

                 Consolidated Statements Of Operations
                 For The Nine Months And Three Months Ended
                 September 30, 2000 And 1999 (Unaudited)...........................    3

                 Consolidated Statement Of Changes In
                 Stockholders' Equity For The Nine Months Ended
                 September 30, 2000 (Unaudited)....................................    4

                 Consolidated Statement Of Cash Flows
                 For The Nine Months Ended
                 September 30, 2000 And 1999 (Unaudited)...........................    5

                 Notes To Consolidated Financial Statements As Of
                 September 30, 2000 (Unaudited)....................................    6

         Item 2. Management's Discussion and Analysis of
                 Results of Operations.............................................   15

PART 2.  OTHER INFORMATION

         Item 1. Legal Proceedings.................................................   19

         Item 2. Changes in Securities and Use of Proceeds.........................   19

         Item 3. Default Upon Senior Securities....................................   19

         Item 4. Submission of Matters to a Vote of Security Holders...............   20

         Item 5. Other Information.................................................   20

         Item 6. Exhibits and Reports on Form 8-K..................................   20

ITEM 1.                 BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

CONTENTS
PAGE            1      INDEPENDENT ACCOUNTANTS' REPORT

PAGE            2      CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000 (UNAUDITED)

PAGE            3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE
                       MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

PAGE            4      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE
                       MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

PAGE            5      CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

PAGES        6 -- 14   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000
                       (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
  Blagman Media International, Inc.


We have reviewed the accompanying consolidated balance sheet of Blagman Media International, Inc. and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations for the nine and three months then ended and changes in stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
November 3, 2000
(Except for Note 6 and the revised Statement of Operations, Balance Sheet and Consolidated Statement of Cash Flow as to which the date is February 22, 2001)

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000

                                     ASSETS

                                                                            September
                                                                            30, 2000              December 31,
                                                                           (Unaudited)               1999
                                                                           -----------            -----------
CURRENT ASSETS
  Cash                                                                     $    27,810             $      --
  Accounts receivable                                                          297,278               479,054
  Other current assets                                                          11,504                 1,918
  Prepaid expenses                                                              32,678                    --
  Note receivable -- stockholder                                                75,000                    --
  Loan receivable -- stockholder                                                43,948                38,948
                                                                           -----------             ---------
    Total Current Assets                                                       488,218               519,920

PROPERTY AND EQUIPMENT -- NET                                                   75,564                 6,942
                                                                           -----------             ---------

TOTAL ASSETS                                                               $   563,782             $ 526,862
                                                                           ===========             =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes and loans payable -- current portion                               $    63,607             $  80,152
  Line of credit                                                                    --                74,713
  Accounts payable and accrued expenses                                        319,909               460,587
                                                                           -----------             ---------
    Total Current Liabilities                                                  383,516               615,452

LONG-TERM LIABILITIES
  Notes and loans payable                                                           --                50,000
                                                                           -----------             ---------

    Total Liabilities                                                          383,516               665,452
                                                                           -----------             ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value, 100,000,000 shares authorized,
    18,243,873 and 12,069,873 shares issued and outstanding                     18,244                12,070
  Additional paid-in capital                                                 3,400,017                24,630
  Accumulated deficit                                                       (3,214,206)             (175,290)
                                                                           -----------             ---------
                                                                               204,055              (138,590)
Subscriptions receivable                                                       (23,789)                   --
                                                                           -----------             ---------

    Total Stockholders' Equity (Deficiency)                                    180,266              (138,590)
                                                                           -----------             ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $   563,782             $ 526,862
                                                                           ===========             =========

          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For The Nine         For The Nine        For The Three         For The Three
                                               Months Ended         Months Ended        Months Ended          Months Ended
                                               September 30,        September 30,       September 30,         September 30,
                                              2000 (Unaudited)     1999 (Unaudited)    2000 (Unaudited)     1999 (Unaudited)
                                              ----------------     ----------------    ----------------     ----------------
REVENUES -- NET                                 $  1,403,136         $ 1,998,538         $    454,494         $   648,710

COST OF REVENUES                                   1,139,901           1,665,451              349,902             712,542
                                                ------------         -----------         ------------         -----------

GROSS PROFIT (LOSS)                                  263,235             333,087              104,592             (63,832)
                                                ------------         -----------         ------------         -----------

OPERATING EXPENSES
  Officers' compensation                             696,420             109,286              109,920              24,060
  Employee compensation and taxes                    153,224             172,556               30,126              74,879
  Travel and entertainment                           156,462                  --               24,658                  --
  Other general and administrative                   161,126              18,004               59,020               7,356
  Professional and consulting fees                 1,704,816              15,082              673,731               5,062
  Rent                                                61,206              23,630               22,962               7,089
  Telephone                                           21,366              12,643                5,890               4,716
  Advertising                                        148,538                  --               25,471                  --
  Auto                                                 8,583               6,841                  223               2,225
  Depreciation                                         8,154                  --                3,838                  --
                                                ------------         -----------         ------------         -----------
    Total Operating Expenses                       3,119,895             358,042              955,839             125,387
                                                ------------         -----------         ------------         -----------

LOSS FROM OPERATIONS                              (2,856,660)            (24,955)            (851,247)           (189,219)
                                                ------------         -----------         ------------         -----------

OTHER INCOME (EXPENSE)
  Subsidiary acquisition cost                       (179,220)                 --                   --                  --
  Interest expense                                    (8,613)             (6,089)              (2,172)             (1,898)
  Interest income                                      5,577               1,201                2,386                 482
                                                ------------         -----------         ------------         -----------
    Total Other Income (Expense)                    (182,256)             (4,888)                 214              (1,416)
                                                ------------         -----------         ------------         -----------

NET (LOSS) INCOME                               $ (3,038,916)        $   (29,843)        $   (851,033)        $  (190,635)
                                                ============         ===========         ============         ===========

Net (loss) income per common
  share -- basic and diluted                    $      (0.21)                 --                (0.05)               0.02
                                                ============         ===========         ============         ===========

Weighted average number of common
 shares outstanding -- basic and diluted          14,194,612           8,200,000           16,269,351           8,200,000
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

                                                        Common Stock              Additional
                                                  ------------------------         Paid-in          Accumulated
                                                    Shares          Amount         Capital            Deficit
                                                  ----------       -------        ----------        -----------
Balance, January 1, 2000                          12,069,873       $12,070        $   24,630        $  (175,290)

Stock issued for cash and subscribed to            2,700,000         2,700         1,284,800                 --

Stock issued for compensation and services         3,024,000         3,024         1,920,817                 --

Stock issued for settlement of debt                  400,000           400            90,600                 --

Stock issued in MNS Acquisition                       50,000            50            79,170                 --

Net loss, September 30, 2000                              --            --                --         (3,038,916)
                                                  ----------       -------        ----------        -----------

BALANCE, SEPTEMBER 30, 2000                       18,243,873       $18,244        $3,400,017        $(3,214,206)
                                                  ==========       =======        ==========        ===========


                                                   Subscriptions
                                                     Receivable           Total
                                                   -------------       -----------
Balance, January 1, 2000                              $     --         $  (138,590)

Stock issued for cash and subscribed to                (15,334)          1,272,166

Stock issued for compensation and services                  --           1,923,841

Stock issued for settlement of debt                     (8,455)             82,545

Stock issued in MNS Acquisition                             --              79,220

Net loss, September 30, 2000                                --          (3,038,916)
                                                      --------         -----------

BALANCE, SEPTEMBER 30, 2000                           $(23,789)        $   180,266
                                                      ========         ===========

          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For The Nine           For The Nine
                                                                         Months Ended           Months Ended
                                                                      September 30, 2000     September 30, 1999
                                                                      ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income                                                       $(3,038,916)            $(29,843)
  Adjustments to reconcile net (loss) income to net cash (used
    in) provided by operating activities:
  Depreciation                                                                  8,154                   --
  Stock based acquisition cost of subsidiary                                   79,220                   --
  Stock issued for compensation and services                                1,923,841                   --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                     181,776               19,974
      Other current assets                                                     (9,586)                  --
      Prepaid expenses                                                        (32,678)                  --
      Loan receivable -- stockholder                                           (5,000)               5,253
    Increase (Decrease) in:
      Accounts payable and accrued expenses                                  (124,678)             (40,249)
                                                                          -----------             --------
        Net cash (used in) provided by operating activities                (1,017,867)             (44,865)
                                                                          -----------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (76,776)                  --
  Note receivable stockholder                                                 (75,000)                  --
                                                                          -----------             --------
        Net cash used in investing activities                                (151,776)                  --
                                                                          -----------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                              1,272,166                   --
  Repayment of loans                                                               --               (3,760)
  Line of credit - net                                                        (74,713)               9,982
                                                                          -----------             --------
        Net cash provided by financing activities                           1,197,453                6,222
                                                                          -----------             --------

NET INCREASE (DECREASE) IN CASH                                                27,810              (38,643)

CASH -- BEGINNING OF PERIOD                                                        --               67,342
                                                                          -----------             --------

CASH -- END OF PERIOD                                                     $    27,810             $ 28,699
                                                                          ===========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for -- Interest                               $     8,613             $  6,089
                                                                          ===========             ========


          See accompanying notes to consolidated financial statements.

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

        On August 2, 1999 one hundred percent of the issued and outstanding common stock of Blagman Media International, Inc. was acquired by Unisat, Inc. in a transaction accounted for as a recapitalization of Blagman Media International, Inc. Unisat, Inc. subsequently changed its name to Blagman Media International, Inc. (See Note 10).

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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

        The loan receivable from stockholder is uncollateralized and non-interest bearing.

NOTE 3  PROPERTY AND EQUIPMENT

        The following is a summary of property and equipment at September 30, 2000:

        Computer equipment                                                          $   38,690
        Furniture and fixtures                                                          51,831
        Office equipment                                                                13,880
        Leasehold improvements                                                           2,876
                                                                                    ----------
                                                                                       107,277
        Less: Accumulated depreciation                                                 (31,713)
                                                                                    ----------
        Property and equipment - net                                                $   75,564
                                                                                    ===========

        Depreciation expense was $8,154 for the period ended September 30, 2000.

NOTE 4  NOTES AND LOANS PAYABLE

        The following schedule reflects notes and loans payable at September 30, 2000:

        Note payable, interest at 6% due March 31, 2001.  In addition, the
          Company had provided an option to purchase up to 100,000 shares of common stock, at $0.25 per share, at any time until September
          1, 2000 (See Note 6).                                                     $   50,000

        Loan payable, interest at 9.5%, due on demand.                                  13,607
                                                                                    ----------
                                                                                        63,607
        Less current portion                                                            63,607
                                                                                    ----------

        Notes and loans payable -- non-current                                      $       --
                                                                                    ==========

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 5  LINE OF CREDIT

        The Company had a line of credit agreement with a bank that provided that it could borrow up to $75,000 at 2% over Prime. The line matured on February 7, 2000 and all principal and interest due was paid.


NOTE 6  EQUITY

        (A) COMMON STOCK ISSUANCE

        The Company issued 2,700,000 shares of common stock for cash totaling $1,272,166.

        The Company issued 3,024,000 shares of common stock for compensation, consulting, legal and other services having a fair value of $1,923,841 based upon the per share fair value at the issuance date.

        The Company issued 400,000 shares of common stock for the settlement of a debt of $82,545 and a subscription receivable of $8,455.

        In connection with its acquisition of MNS Eagle, the Company issued 50,000 shares of common stock having an aggregate fair value of $79,220 (See Note 10(B)).

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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

NOTE 7  COMMITMENTS AND CONTINGENCIES

        (A) OPERATING LEASE

        On February 29, 2000, the Company entered into a new lease agreement for corporate offices. The lease term is for 37 months. The monthly base rent is $9,089 commencing March 1, 2000. Minimum annual rentals under this lease are as follows:

                        Years Ending September 30:                Amount
                        --------------------------              ---------
                                   2001                         $ 109,068
                                   2002                           109,068
                                   2003                            63,623

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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

        There was no income tax expense (benefit) for the nine months ended September 30, 2000 as the Company incurred a loss.

        The tax effects of temporary differences that gave rise to significant proportions of deferred tax assets and liabilities at September 30, 2000 are as follows:


Deferred tax assets:
  Net operating loss carryforward               $ 1,065,570
                                                -----------
     Total gross deferred tax assets              1,065,570
Less valuation allowance                         (1,065,570)
                                                -----------

Net deferred tax assets                         $        --
                                                ===========

        At September 30, 2000, the Company had a net operating loss carryforward of approximately $3,134,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2016 through 2018.

        The valuation allowance at January 1, 2000 was $32,370. The net change in the valuation allowance during the period ended September 30, 2000 was an increase of approximately $1,033,200.

NOTE 10 BUSINESS COMBINATIONS

        (A) ACQUISITION AND RECAPITALIZATION - UNISTAT, INC.

        Under a Stock Exchange Agreement (the "Agreement") consummated on August 2, 1999, Unisat, Inc., ("Unisat"), a non-reporting public shell with no operations at that

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended September 30, 2000 as compared to the same period in 1999 decreased from $648,710 to $454,494 (30%). The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for the Company, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted the Company's revenues commencing in the second quarter of 2000. The decrease in revenues between the two years of $194,216 (30%) was not reflected in gross profits, which increased from a loss of $63,832 in the third quarter of 1999 to a gross profit of $104.592 in the third quarter of 2000, reflecting an increase of $168,424 (264%). The gross profit margins reflect both the changes in revenues, since the nature of the Company's business provides margins which tend to be proportionate to its revenues, and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000. For the comparable nine month periods in 2000 and 1999, gross profit was $263,235 in 2000 and $333,087 in 1999, representing a $69,852 (21%) decrease. This decrease was also principally related to the loss of the insurance client when it was acquired by another insurer.

        The decrease in revenues as well as a $830,542 (439%) increase in total operating expenses (consisting principally of the $612,341 in Non-Cash Compensation and services described below) from $125,387 during the three months ended September 30, 1999 to $955,839 for the three months ended September 30, 2000 resulted in a loss (before other income net of $214) in 2000 of $851,247 compared to operating losses of $189,219 for the three month period in 1999 or a 1037% increase in operating losses. During the three months ended September 30, 2000, the Company issued 1,712,500 common shares as compensation for prior services to various consultants and professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $612,341 in non cash compensation, which has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively "Non-Cash Compensation").

        The increase in operating costs also resulted from the Company's status as a public entity which accounted for a $83,890 increase in cash professional fees and a $74,380 aggregate increase in travel, other cash general and administrative expenses and similar costs during the three month period ended September 30, 2000 as compared to the same period in 1999. In addition, the Company experienced aggregate increases from $115,460 to $194,369 (168%) in cash compensation to officers and in other compensation related costs, rents, advertising and related items, principally in connection with the expanded operating requirements and the need for some additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company. The increases experienced over prior quarters were partially offset by the increased use of the computer tracking system and technology systems, by management's increased experience with public company status which has allowed them to redirect more of their efforts to day-to-day operating activities and the retention of professionals familiar with public company requirements generally. Also, management believes that it has now addressed the cumulative effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unistat and NMS transactions from the Company's early experiences as a public entity and from deferrals of cash compensation by officers and consultants.

COST OF REVENUES

        Cost of revenues (principally consisting of media acquisition and airtime costs) for the three months ended September 30, 2000 decreased from $712,542 to $349,902 representing a decrease of $362,640 (51%) primarily due to the impact of the loss of the large insurance company account, partially offset by the improved efficiencies realized from the integration of the computer tracking systems. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the decrease in costs was principally related to the decrease in advertising revenues. For the nine months ended September 30, 2000, the cost of revenues decreased from $1,665,451 to $1,339.901 representing a decrease of $525,550 (32%) again, due primarily to the reduced media purchases because of the loss of the large insurance company account.

GENERAL AND ADMINISTRATIVE EXPENSES

        Total general and administrative expenses increased from $125,387 to $955,839 (762%) for the three month period ended September 30, 2000 and from $358,042 to $3,119,895 (871%) for the nine months ended September 30, 1999 and 2000 respectively. The increase consisted principally of the $830,542 of Non-Cash Compensation and the increase in cash professional fees from $5,062 to $83,890 for the three months and $15,082 to $239,975 for the nine months ended September 30, 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters, all of which were partially offset by the savings from computer tracking and reduced travel and entertainment costs. The Non-Cash Compensation amount which was reflected in this and the prior quarter is not expected to be a recurring item in future periods because obligations from the prior entities and other commitments have generally been satisfied. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

        Interest expense in the three month periods was not a significant item and increased from $1,898 to $2,172 (14%). In the nine month period ended September 30, 2000, the interest expense increased from $6,089 to $8,613 (41%) from the same period in 1999. Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At September 30, 2000, the Company had loans of $118,948 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which is expected to be converted to compensation expense when employment agreements are finalized.

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

        During the nine months ended September 30, 2000, the Company issued 6,174,000 common shares of which 2,700,000 were issued for new capital, 50,000 were issued in connection with the MNS transaction and 3,424,000 common shares were issued as Non-Cash Compensation and debt settlement. These transactions resulted in 18,243,873 common shares outstanding at September 30, 2000. During the first nine months of 2000, the Company received additional paid-in capital of $1,284,800, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $180,266 at September 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended September 30, 2000, the Company issued 2,817,533 common shares of which 700,000 were for cash of $175,000, 5,033 constituted the balance of 50,000 shares issued in connection with the MNS transaction, 400,000 for settlement of debt, and 1,712,500 common shares were issued as Non-Cash Compensation as described in Part 1. During the nine months ended September 30, 2000, the Company received additional paid-in capital of $1,272,166, consisting of the cash proceeds of the sale of additional common shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders equity of $180,266 at September 30, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

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