Form 10QSB
period 2001-06-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-08-21
CIK 1096936

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from __________________ to __________________.

                         Commission File No.: 000-27777

                        Blagman Media International, Inc.
             (successor registrant to MNS Eagle Equity Group I Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Nevada                                     95-472-9314
       --------------------------                   --------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

       1901 Avenue of the Stars,
       Suite 1710, Los Angeles, CA                             90067
-----------------------------------------           --------------------------
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

                                      INDEX

                        BLAGMAN MEDIA INTERNATIONAL, INC.


                                                                                                        PAGE
                                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Independent Accountants' Report....................................................     1

                  Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                  and December 31, 2000..............................................................     2

                  Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2001 and 2000 (unaudited)...........................................     3

                  Consolidated Statement of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999 (unaudited).................................................     4

                  Notes to Consolidated Financial Statements as of June 30, 2000
                  (unaudited)........................................................................     5

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations..............................................................     6

PART 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................................    10

         Item 2.  Changes in Securities and Use of Proceeds..........................................    10

         Item 3.  Default Upon Senior Securities.....................................................    10

         Item 4.  Submission of Matters to a Vote of Security Holders................................    10

         Item 5.  Other Information..................................................................    10

         Item 6.  Exhibits and Reports on Form 8-K...................................................    11


ITEM 1.                BLAGMAN MEDIA INTERNATIONAL, INC.
------                        AND SUBSIDIARIES



CONTENTS


PAGE         1      INDEPENDENT ACCOUNTANTS' REPORT

PAGE         2      CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED)
                    AND DECEMBER 31, 2000

PAGE         3      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                    MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

PAGE         4      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                    ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

PAGE         5      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30,
                    2001 (UNAUDITED)

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
  Blagman Media International, Inc.


We have reviewed the accompanying consolidated balance sheet of Blagman Media International, Inc. and Subsidiaries as of June 30, 2001 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.




WEINBERG & COMPANY, P.A.


Boca Raton, Florida
August 15, 2001

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                June 30, 2001        December 31,
                                                                                 (Unaudited)            2000
                                                                                -------------        ------------
CURRENT ASSETS
   Cash                                                                         $     20,563       $    179,744
   Accounts receivable (net of allowance for bad debts
     of $27,879 at June 30, 2001)                                                     22,224             15,569
   Other current assets                                                               53,500              2,974
   Prepaid insurance                                                                  15,386             21,884
   Note and loan receivable - stockholder                                            124,345            120,448
                                                                                ------------       ------------
     Total Current Assets                                                            236,018            340,619
                                                                                ------------       ------------

PROPERTY AND EQUIPMENT - NET                                                          64,153             71,737
                                                                                ------------       ------------

OTHER ASSETS
  Deposits                                                                             4,456              4,456
                                                                                ------------       ------------
     Total Other Assets                                                                4,456              4,456
                                                                                ------------       ------------

TOTAL ASSETS                                                                    $    304,627       $    416,812
                                                                                ============       ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes and loans payable - current portion                                    $     50,000       $     77,449
   Deferred revenue                                                                  110,000            250,000
   Accounts payable and accrued expenses                                             962,490            463,066
  Media cost refunds payable                                                          17,296             33,287
                                                                                ------------       ------------
     Total Current Liabilities                                                     1,139,786            823,802
                                                                                ------------       ------------

LONG-TERM LIABILITIES
  Notes payable                                                                      445,500               --
                                                                                ------------       ------------
TOTAL LIABILITIES                                                                  1,585,286            823,802
                                                                                ------------       ------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $.001 par value, 100,000,000 shares authorized,
     94,322,450 and 22,403,450 shares issued and outstanding, respectively            94,322             22,403
   Additional paid-in capital                                                     14,655,895          3,951,540
   Accumulated deficit                                                            (6,400,167)        (4,165,599)
                                                                                ------------       ------------
                                                                                   8,250,050           (191,656)
   Subscriptions receivable                                                          (15,334)          (215,334)
  Deferred stock based compensation                                               (9,615,375)              --
                                                                                ------------       ------------
     Total Stockholders' Deficiency                                               (1,280,659)          (406,990)
                                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $    304,627       $    416,812
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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For The Six       For The Six     For The Three   For The Three
                                                   Months Ended      Months Ended      Months Ended   Months Ended
                                                   June 30, 2001     June 30, 2000    June 30, 2001   June 30, 2000
                                                    (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
                                                  --------------   ---------------  ---------------   -------------
REVENUES - NET                                     $    192,594     $    239,940     $     63,357     $    258,101

COST OF REVENUES                                          4,551           (3,064)             180              800
                                                   ------------     ------------     ------------     ------------

GROSS PROFIT                                            188,043          243,004           63,177          257,301
                                                   ------------     ------------     ------------     ------------

OPERATING EXPENSES
   Officers' compensation                               358,334          586,500          179,167          512,000
   Employee compensation and taxes                      112,530          123,098           56,141           84,017
   Commissions                                           87,435           84,361           15,389           60,792
   Travel and entertainment                              41,395          131,804           10,869           73,884
   Other general and administrative                     111,177          102,106           81,342           63,408
   Professional and consulting fees                   1,577,391        1,031,085        1,241,368          939,231
   Rent                                                  47,203           38,244           27,227           30,616
   Telephone                                             15,602           15,476            9,170            8,775
   Advertising                                           46,120          123,067            2,995           95,830
   Auto                                                  21,349            8,360            8,429            7,766
   Depreciation                                           7,585            4,316            3,793            2,422
                                                   ------------     ------------     ------------     ------------
     Total Operating Expenses                         2,426,121        2,248,417        1,635,890        1,878,741
                                                   ------------     ------------     ------------     ------------

(LOSS) FROM OPERATIONS                               (2,238,078)      (2,005,413)      (1,572,713)      (1,621,440)
                                                   ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
   Subsidiary acquisition cost                             --           (179,220)            --           (179,220)
   Interest expense                                     (13,666)          (6,441)         (10,367)          (2,402)
   Interest income                                        1,632            3,191              238            2,279
   Forgiveness of debt                                   15,544             --             15,544             --
                                                   ------------     ------------     ------------     ------------
     Total Other (Expense)                                3,510         (182,470)           5,415         (179,343)
                                                   ------------     ------------     ------------     ------------

NET (LOSS)                                         $ (2,234,568)    $ (2,187,883)    $ (1,567,298)    $ (1,800,783)
                                                                                                      ------------
                                                   ============     ============     ============     ============

Net (loss) per common share - basic and diluted    $      (0.06)           (0.17)           (0.06)           (0.13)
                                                   ============     ============     ============     ============

Weighted average number of common shares
   outstanding - basic and diluted                   39,889,183       13,140,048       28,106,736       13,865,353
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

                        BLAGMAN MEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             For The Six      For The Six
                                                                            Months Ended      Months Ended
                                                                            June 30, 2001     June 30, 2000
                                                                           ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                               $(2,234,568)      $(2,187,883)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Depreciation                                                                   7,584             4,316
   Stock based acquisition cost of subsidiary                                      --              79,220
   Stock issued for compensation and services                                 1,360,899         1,311,500
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                       (6,665)          362,977
       Other current assets                                                     (50,526)          (26,135)
       Prepaid insurance                                                          6,498              --
     Increase (Decrease) in:
       Accounts payable and accrued expenses                                    342,559          (232,598)
                                                                            -----------       -----------
         Net Cash Used In Operating Activities                                 (574,219)         (688,603)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              --             (66,798)
                                                                            -----------       -----------
         Net Cash Used In Investing Activities                                     --             (66,798)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and loans payable                                         (27,449)             --
   Proceeds from notes payable                                                  445,500              --
   Proceeds from stock issuance                                                    --           1,097,166
   Proceeds from stockholder loan                                                85,987           (75,000)
   Repayment of stockholder loan                                                (89,000)            7,627
   Line of credit - net                                                            --             (74,713)
                                                                            -----------       -----------
         Net Cash Provided by Financing Activities                              415,038           955,080
                                                                            -----------       -----------

NET INCREASE IN CASH                                                            159,181           199,679

CASH - BEGINNING OF PERIOD                                                      179,744              --
                                                                            -----------       -----------

CASH - END OF PERIOD                                                        $    20,563       $   199,679
                                                                                              -----------
                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for - Interest                                  $      --         $     6,441
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

       The June 30, 2000 statement of operations has been restated to reflect an offset of related media revenues and costs to reflect the proper accounting financial statement presentation.

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-KSB filed April 16, 2001.

NOTE 2  STOCK ISSUANCES

       During the six months ended June 30, 2001 the Company issued 68,604,000 shares of common stock with a fair value of $10,771,049 for current and future services to be performed by consultants with contracts having various terms. The Company has charged $1,255,674 to operations during the six months ended June 30, 2001 for the expense portion of these contracts and has deferred $9,515,375 at June 30, 2001, which is classified as a contra to equity on the balance sheet.

NOTE 3  NEW SUBSIDIARY

       On February 28, 2001, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers. The subsidiary has had no activity for the period ended June 30, 2001.

NOTE 4  SUBSEQUENT EVENT

       During July 2001, the Company entered into an agreement with May Davis Group, Inc. to act as exclusive agent in connection with a Securities Purchase Agreement for issuance and sale by the Company through a private placement of 100 Series B convertible preferred shares with a par value of $0.001 per share at a securities purchase price of $10,000 per share for an aggregate amount of $1,000,000 for which the Company has received a full net amount of $830,000.

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

       Pursuant to a Stock Exchange Agreement (the "Exchange Agreement") dated as of April 20, 2000, as amended, between the Company and the shareholders of MNS Eagle Equity Group I, Inc. ("MNS"), a Nevada corporation, 100% of the outstanding shares of common stock held by the MNS shareholders were to be exchanged for 50,000 shares of common stock of the Company having a fair value of $79,220 and $100,000 cash in a transaction in which the Company effectively became the parent corporation of MNS. At June 30, 2000, 89.9% of the shares had been exchanged and the remainder were exchanged in July, 2000. On April 20, 2000, the Company filed an interim report on Form 8-K as successor to MNS and assumed MNS' reporting status.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended June 30, 2001 decreased to $63,357 from $258,101 (75%). For the three and six month periods ended June 30, 2000, the Company previously reported as net revenues and as the cost of those revenues, the gross advertising placed for clients of the Company, as well as the associated media costs. To accommodate accounting pronouncements, for the six months and three months ended June 30, 2001, the Company has reported only the net revenues, which consist of the commissions and margins due to it rather than the entire advertising placements. It has also restated the same categories for June 30, 2000. For comparison, the net revenues retained by the Company (and properly reported under applicable accounting pronouncements) were $192,594 and $63,357 for the six and three month periods ended June 30, 2001, respectively, compared to $239,940 and $258,101 for the same periods in 2000. This amount resulted in a decrease in gross profits from $257,301 for the three months ended June 30, 2000 to $63,177 (75%) for the three months ended 2001. The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for the Company, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted the Company commencing in the second quarter of 2000. The changes in gross profit were consistent with the restated revenues. As noted above, the Statements of Operations for the three and six month periods ended June 30, 2000 have been restated to reflect the amount of revenues retained and to be reported by the Company under applicable accounting pronouncements. Gross profits for the six months ended June 30, 2001 was $188,043 compared to $243,004, a 23% decrease before commissions of $87,435 and $84,361 in the same periods.

       The decrease in revenues and a decrease in total operating expenses from $1,878,741 during the three months ended June 30, 2000 to $1,635,890 or a $242,851 (13%) decrease for the three months ended June 30, 2001 and resulted in operating losses (before other expenses of $179,343 in 2000) of $1,621,440 in 2000 compared to operating losses of $1,572,713 for the three month period in 2001 or a 3% improvement in operating results. During the six months ended June 30, 2001, the Company issued 68,604,000 common shares as compensation to consultants and for future and current services. Under GAAP, the Company is required to record the current portion of these amounts or $1,255,674 as a compensation expense based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $1,255,674 in additional compensation and consulting fees ("Non-Cash Compensation").

       The level of operating costs reflects, in part, the Company's status as a public entity and the legal, accounting and other costs incurred when the Company was pursuing acquisition and merger transactions during 2000 and 2001. These transactions have not been consummated to date but the Company is responsible for the costs incurred. Travel, entertainment and other general and administrative expenses during the three month period ended June 30, 2001 remained relatively consistent except the Company reduced its travel and entertainment costs by $90,409 for the six months ended June 30, 2001 as compared to the same period in 2000. In addition, the Company decreased aggregate officer compensation from $512,000 to $179,167 (65%) during the three months ended June 30, 2001. Management has been focused on aligning its operating overhead with its revenues and in obtaining working capital through loans and other arrangements which it believes will position the Company for internal growth and allow it to focus on an increased client base and expanded business operations.

COST OF REVENUES

       Cost of revenues before commissions generally are non-material cost to the Company and principally consist of production costs that are not funded by clients. The costs were $180 for the three months ended June 30, 2001 compared to $800 in 2000. Media acquisition and airtime costs are not reflected as revenues in the current period and have been restated for the prior periods to eliminate the costs and to record as revenues only the commissions and margins being retained by the Company but before commissions payable to co-agents. The Company intends to report only its internal margins and commissions (before any payments to co-agents) during future periods and to comment with respect to media costs since, as a general matter, the Company incurs media costs in direct proportion to operating revenues. For the six months ended June 30, 2000, the cost of revenues, net of media costs, increased from ($3,064) to $4,551 representing an increase of $7,615 (249%).

GENERAL AND ADMINISTRATIVE EXPENSES

       Total general and administrative expenses decreased from $1,878,741 to $1,635,890 (13%) for the three month period ended June 30, 2001 and increased from $2,248,417 to $2,426,121 (8%) for the six months ended June 30, 2000 and 2001 respectively. The increase consisted of the $1,577,391 of Non-Cash Compensation in 2001 compared to $1,031,085 of Non-Cash Compensation for the first six months of 2000, offset by decreases in officers compensation and travel and advertising costs and the fact that the other costs remained at levels consistent with 2000. The Non-Cash Compensation amount is not expected to be a recurring item. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

INTEREST EXPENSE AND OUTSTANDING LOANS

       Interest expense in the three month periods was not a significant item and increased from $2,402 to $10,367. In the six month period ended June 30, 2001, the interest expense increased from $6,441 to $13,666 from the same period in 2000 due to interest on the $445,500 loans and short term financing costs incurred on certain payables. Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. Also, during 2001, as noted above, the Company has restated its revenues to eliminate media costs from its reported revenues. At June 30, 2001, the Company had loans of $124,345 due from shareholders who have deferred salary and have received certain short term advances and had loans of $445,500 due to three unaffiliated parties that have advanced funds on up to five year repayment schedules.

SUBSIDIARY ACQUISITION COST

       In the three months ended June 30, 2000, the Company recorded an expense of $179,220 as the costs related to acquisition of MNS. This amount consists of $100,000 in cash and

$79,200 representing the fair value of the 50,000 common shares of the Company exchanged for the MNS shares.

LIQUIDITY AND CAPITAL RESOURCES

       For the six months ended June 30, 2001, compared to December 31, 2000, the Company's available cash decreased from $179,744 to $20,563, but was partly offset by an increase in accounts receivable and other current assets resulting in an overall decrease in current assets from $340,619 to $236,018 (31%) from December 31, 2000 until June 30, 2001. Accounts payable and accrued expenses at June 30, 2001 were $962,400 compared to $463,066 at December 31, 2000, a 108%
increase resulting principally from accrued officer compensation and accrued expenses and other obligations incurred in pursuing possible acquisitions and mergers. Since June 30, 2001, the Company's cash position has improved as it received the remaining proceeds from the $445,000 loans recorded at June 30, 2001 and the net proceeds of $830,000 from a preferred stock offering undertaken in July 2001.

       During the first six months of 2001, the Company has focused on resolving various equity issues, the underlying preferred stock offering, acquiring debt financing, deciding whether to pursue acquisitions and mergers and, principally, on acquiring and servicing new business accounts. Management anticipates that the additional accounts that have been acquired to date and the other new accounts being sought by the Company will replace all, or a substantial portion, of the lost revenues from the loss of the large insurance account and that a significant portion of those revenues will be recognized during the balance of 2001, but there is no assurance that the Company will be successful in fully offsetting the lost account and completing its business plans.

       During the six months ended June 30, 2001, the Company issued 68,604,000 common shares with a fair value of $10,771,049 as Non-Cash Compensation, of which $1,255,000 was charged to operations during the first six months of 2001 and the balance has been deferred based on the service terms under the contracts. These transactions resulted in 94,322,450 common shares outstanding at June 30, 2001 and a total shareholders deficit of $1,280,659 at June 30, 2001 compared to a deficit of $406,990 at December 31, 2000.

       Management is currently pursuing various initiatives to expand the Company's operations internally and through strategic alliances with other industry partners. These endeavors may require additional capital funding which the Company expects to fund, as necessary, from the credit facilities and preferred stock issuances and other financings. The Company intends to focus on operations and new business and clients and these funding sources to meet its operating requirements, to retire the accumulated accounts payable from the acquisition and mergers that are not being pursued at this time and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company's long term business objectives. While the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it, its increased client base and funds generated from operations will be sufficient to meet capital requirements for the next 12 months even if substantial additional working capital does not become available.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the six months ended June 30, 2001, the Company issued 68,604,000 common shares as Non-Cash Compensation resulting in a total shareholders deficit of $1,280,659 at June 30, 2001 compared to a deficit of $406,990 at December 31, 2000.

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



                                        BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:   August 20, 2001                /s/ ROBERT BLAGMAN
                                        ---------------------------------------
                                        Robert Blagman, President