Form 10QSB
period 2001-09-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2001-11-19
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File Number 000-27777

BLAGMAN MEDIA INTERNATIONAL, INC.

(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-4729314 (I.R.S. Employer Identification No.)

1901 Avenue of the Stars Suite 1710 Los Angeles, CA (Address of principal executive offices)	90067 (Zip Code)

(310) 788-5444
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 334,036,736 shares of common stock as of September 30, 2001

Transitional Small Business Disclosure Format (Check one):

Yes No

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

ITEM 1.	Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Consolidated Statement of Stockholders’ Deficiency for the Nine Months Ended September 30, 2001 (Unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

Notes to Consolidated Financial Statements as of September 30, 2001 (Unaudited)

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations

PART II	OTHER INFORMATION

ITEM 2.	Changes in Securities

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

CURRENT ASSETS

Cash	$554,406	$179,744

Accounts receivable (net of allowance for bad debts of $1,010 at September 30, 2001)	85,877	15,569

Other current assets	26,009	2,974

Prepaid insurance	66,794	21,884

Note and loan receivable – stockholder	124,345	106,767

Total Current Assets	857,431	326,938

PROPERTY AND EQUIPMENT – NET	62,488	71,737

OTHER ASSETS

Deposits	4,476	4,456

Deposit on investment	150,000	—

Total Other Assets	154,476	4,456

TOTAL ASSETS	$1,074,395	$403,131

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	September 30,
	2001	December 31,
	(Unaudited)	2000

CURRENT LIABILITIES

Notes and loans payable – current portion	$50,000	$63,768

Deferred revenue	75,000	250,000

Accounts payable and accrued expenses	230,349	107,399

Media cost refunds payable	17,296	33,287

Accrued compensation	670,314	355,667

Total Current Liabilities	1,042,959	810,121

LONG-TERM LIABILITIES

Notes payable	445,500	—

TOTAL LIABILITIES	1,488,459	810,121

STOCKHOLDERS’ DEFICIENCY

Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—

Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 and 0 shares issued and outstanding, respectively	1	—

Common stock, $.001 par value, 2,000,000,000 shares authorized, 334,036,736 and 22,403,450 shares issued and outstanding, respectively	334,036	22,403

Additional paid-in capital	22,079,490	3,951,540

Accumulated deficit	(7,940,092)	(4,165,599)

Stock proceeds – temporary	185,000	—

	14,658,435	(191,656)

Subscriptions receivable	(15,334)	(215,334)

Deferred stock based compensation	(15,057,165)	—

Total Stockholders’ Deficiency	(414,064)	(406,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,074,395	$403,131

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine	For The Nine	For The Three	For The Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES – NET	$589,114	$260,171	$396,520	$20,231

COST OF REVENUES	14,206	(3,064)	9,655	—

GROSS PROFIT	574,908	263,235	386,865	20,231

OPERATING EXPENSES

Officers’ compensation	537,500	696,420	179,166	109,920

Employee compensation and taxes	162,469	153,224	49,939	30,126

Commissions	122,686	126,099	35,251	41,738

Travel and entertainment	59,917	156,462	18,522	24,658

Other general and administrative	358,599	161,126	247,422	59,020

Professional and consulting fees	2,889,718	1,578,717	1,312,327	547,632

Rent	79,782	61,206	38,579	22,962

Telephone	19,919	21,366	4,317	5,890

Advertising	101,380	148,538	55,260	25,471

Auto	25,585	8,583	4,235	223

Depreciation	11,451	8,154	3,867	3,838

Total Operating Expenses	4,369,006	3,119,895	1,948,885	871,428

(LOSS) FROM OPERATIONS	(3,794,098)	(2,856,660)	(1,562,020)	(851,247)

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine	For The Nine	For The Three	For The Three
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OTHER INCOME (EXPENSE)

Subsidiary acquisition cost	—	(179,220)	—	—

Interest expense – other	(3,889)	(7,644)	(3,889)	(1,849)

Interest expense – related party	(323)	(969)	—	(323)

Interest income	23,817	5,577	41,528	2,386

Total Other Income (Expense)	19,605	(182,256)	37,639	214

NET (LOSS)	$(3,774,493)	$(3,038,916)	$(1,524,381)	$(851,033)

LOSS PER SHARE

Net loss	$(3,774,493)	$(3,038,916)	$(1,524,381)	$(851,033)

Preferred stock dividends	(476,015)	—	(476,015)	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,250,508)	$(3,038,916)	$(2,000,396)	$(851,033)

Net (loss) per common share – basic and diluted	$(0.05)	$(0.21)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	91,323,518	14,194,612	64,050,888	16,269,351

See accompanying notes to consolidated financial statements.

					Additional
	Preferred Stock		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2001	—	$—	22,403,450	$22,403	$3,951,540

Stock issued for subscriptions	—	—	500,000	500	39,500

Stock issued for services	—	—	311,133,286	311,133	17,072,907

Stock issued for cash	100	1	—	—	999,999

Forgiveness of debt to related party	—	—	—	—	15,544

Net Loss September 30, 2001	—	—	—	—	—

BALANCE, SEPTEMBER 30, 2001	100	$1	334,036,736	$334,036	$22,079,490

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deferred
	Accumulated	Subscriptions	Stock Based
	Deficit	Receivable	Compensation	Total

Balance, January 1, 2001	$(4,165,598)	$(215,334)	$—	$(406,990)

Stock issued for subscriptions	—	(40,000)	—	—

Stock issued for services	—	240,000	(15,057,165)	2,566,875

Stock issued for cash	—	—	—	1,000,000

Forgiveness of debt to related party	—	—	—	15,544

Net Loss September 30, 2001	(3,774,495)	—	—	(3,774,495)

BALANCE, SEPTEMBER 30, 2001	$(7,940,093)	$(15,334)	$(15,057,165)	$(599,065)

See accompanying notes to consolidated financial statements.

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	$(3,774,493)	$(3,038,916)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Depreciation	7,048	8,154

Stock based acquisition cost of subsidiary	71,919	79,220

Stock issued for compensation and services	2,698,453	1,923,841

Changes in operating assets and liabilities:

(Increase) decrease in:

Accounts receivable	(70,308)	181,776

Other current assets	—	(9,586)

Prepaid insurance	(44,910)	(32,678)

Increase (Decrease) in:

Deferred revenue	(175,000)	(5,000)

Accounts payable and accrued expenses	420,722	(124,678)

Net Cash Used In Operating Activities	(866,568)	(1,017,867)

CASH FLOWS FROM INVESTING ACTIVITIES:

Deposit on investment	(150,000)	—

Note receivable stockholder	—	(75,000)

Purchase of property and equipment	2,201	(76,776)

Net Cash Used In Investing Activities	(147,799)	(151,776)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes and loans payable	(27,449)	—

Proceeds from notes payable	445,500	—

Proceeds from stock issuance	1,000,000	1,272,166

Proceeds from stockholder loan	(3,013)	—

Repayment of stockholder loan	—	—

Line of credit — net	(26,009)	(74,713)

Net Cash Provided by Financing Activities	1,389,029	1,197,453

NET (DECREASE) INCREASE IN CASH	374,662	27,810

CASH – BEGINNING OF PERIOD	179,744	—

CASH – END OF PERIOD	$554,406	$27,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for – Interest	$3,889	$8,613

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

The September 30, 2000 statement of operations has been reclassified to reflect an offset of related media revenues and media purchases to reflect the proper accounting financial statement presentation under EITF 99-19 and SAB 101. The effect of this reclassification was to decrease gross revenues and cost of revenues by $2,279,802 for the nine months ended September 30, 2000 and $784,165 for the three months ended September 30, 2000.

For further information, refer to the financial statements and footnotes for the year ended December 31, 2000 included in the Company’s Form 10-KSB filed April 16, 2001.

NOTE 2 STOCK ISSUANCES

During the nine months ended September 30, 2001 the Company issued 311,633,286 shares of common stock (of which 239,714,286 shares were issued during the three months ended September 30, 2001) with an aggregate fair value of $17,384,040 for current and future services to be performed by consultants with contracts having various terms. The Company has charged $2,326,875 to operations during the nine months ended September 30, 2001 for the expense portion of these contracts and has deferred $15,057,165 at September 30, 2001, which is classified as a contra to equity on the balance sheet.

The deferred amounts will be expensed to operations over the next 21/4 years ending as follows:

For the three months ending December 31, 2001	$1,245,241

For the twelve months ending December 31, 2002	$4,980,962

For the twelve months ending December 31, 2003	$8,830,962

NOTE 3 NEW SUBSIDIARY

On February 28, 2001, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers. The subsidiary has had no activity for the period ended September 30, 2001.

NOTE 4 LONG-TERM DEBT

Long-term debt consists of three promissory notes aggregating $445,000, bearing interest at 6% per annum and due five years from their original dates of March 30 to April 9, 2001.

NOTE 5 CONVERTIBLE PREFERRED STOCK SERIES B

During July 2001 the Company issued 100 Series B super convertible preferred shares (the “preferred shares”). Each Preferred Share shall have a par value of $.001 and a stated value of $10,000 per share. Among the rights attendant to the preferred shares are:

1.	The preferred shares have a mandatory conversion right into common shares based upon a formula contained in the certificate of designation. If any Series B preferred shares remain outstanding on June 30, 2003, then such shares shall be converted as of such date.

2.	The preferred shares have a liquidation preference, upon the liquidation of Blagman Media or its bankruptcy or certain other events, equal to their face value plus accrued amount equal to 6% from the date of their issuance.

NOTE 6 DEPOSIT ON INVESTMENT

The Company has entered in to a letter of intent to acquire 100 percent of the issued and outstanding stock of Century Media, Inc (“Century”) for stock and cash. The original agreement was scheduled to close on October 15, 2001. As of this date, the agreement has not been finalized and the companies are renegotiating the agreement. The Company has advanced a $150,000 towards the closing of the agreement, $100,000 of which is non-refundable.

NOTE 7 SUBSEQUENT EVENT

During November 2001, the Company amended the articles of incorporation to increase the aggregate number of common shares which the Company shall have authority to issue to 2,000,000,000 shares.

ITEM 2. Management’s Discussion And Analysis Or Plan Of Operations

General

         Blagman Media International, Inc. (established in 1994) (“the Company”) was incorporated on January 29, 1999 as a successor to a sole proprietorship. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business products.

         On August 2, 1999, the Company completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1962 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in Blagman Media International, Inc., a privately-held entity with the same name owned by Robert Blagman for 8,200,000 common shares of Unisat, Inc. In April 2000, the Company entered into a share exchange agreement with MNS Eagle Equity Group I (“MNS”), an inactive, reporting Nevada corporation, which resulted in the Company becoming the parent entity. After the filing of a Report on Form 8-K, the Company became the successor reporting entity. The corporate relationships are the result of transactions in 1999 and 2000, through which the Company became the reporting, trading, development stage Nevada corporation with shares publicly traded on the NASDAQ Bulletin Board Exchange.

Results Of Operations: Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

         Net revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three month period ended September 30, 2001 were $396,520 compared to $20,231 for the same period in 2000, an increase of $376,289 (1,860%). The increase was principally the result of the Company’s business rebounding from a temporary, substantial decline in business in the prior period when the Company was seeking to replace a principal client, and would have been greater except for the effects on the Company of the September 11, 2001 terrorist attacks. After the events of September 11, 2001, substantially all of the Company’s clients requested that their media schedules be suspended and rebooked to a later date in consideration of the tragedy. The increase in revenues was reflected in gross profits, which increased from $20,231 in the third quarter of 2000 to $386,865 in the third quarter of 2001, an increase of $366,634 (1,812%).

         Cost of revenues before commissions generally are non-material cost to the Company and principally consist of production costs that are not funded by clients. Media acquisition and airtime costs are not reflected as revenues in the current period and have been restated for the prior periods to eliminate the costs and to record as revenues only the commissions and margins being retained by the Company but before commissions payable to co-agents. The Company intends to report only its internal margins and commissions (before any payments to co-agents) during future periods and to comment with respect to media costs since, as a general matter, the Company incurs media costs in direct proportion to operating revenues. The cost of revenues, net of media costs, increased to $9,655 for the three months ended September 30, 2001 from $0 for the three months ended September 30, 2000.

         Total operating expenses for the three months ended September 30, 2001 were $1,948,885, an increase of $1,077,457 (124%) over the $871,428 for the three months ended September 30, 2000. A substantial portion of this increase was professional and consulting fees, which were $1,312,327 for the three months ended September 30, 2001 compared to $547,632 for the three months ended September 30, 2000, an increase of $764,695 (140%). During the three months ended September 30, 2001, the Company issued 239,714,286 common shares with an aggregate fair value of $6,647,766 for current and future services to various consultants. Under GAAP, the Company is required to record the current portion of these amounts as a compensation expense based on the market price of the Company’s common shares on the date of issuance, even though no cash payments were made. The Company has charged $1,205,976 to operations during the three months ended September 30, 2001 for the expense portion of these contracts and has deferred $5,442,790 at September 30,2001, which is classified as a contra to equity on the balance sheet. The deferred amounts will be expensed to operations over approximately the next two years.

         Another significant element of the increase in operating expenses was other general and administrative expenses, which were $247,422 for the three months ended September 30, 2001 compared to $59,020 for the three months ended September 30, 2000 or an increase of $187,790 (315%). This increase was due primarily to the legal, accounting and other costs incurred when the Company was pursuing acquisition and merger transactions and financings during 2001 to a greater extent than in 2000.

         The increase in operating costs also resulted from an increase in officers’ compensation. Such compensation totaled $179,166 for the three months ended September 30, 2001, compared to $109, 920 for the three months ended September 30, 2000, an increase of $69,246 (63%). This increase was due primarily to accounting for stock issuances to management of the Company.

         Other income increased to $37,639 for the three months ended September 30, 2001 compared to $213 for the three months ended September 30, 2000, due primarily to interest income from funds obtained in the third quarter of 2001 from the sale of Series B Convertible Preferred Stock.

Results Of Operations: Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

         Net revenues for the nine month period ended September 30, 2001 were $589,114 compared to $260,171 for the same period in 2000, an increase of $328,943 (126%). The increase was principally the result of the rebound of the Company’s business from a temporary, substantial decline in the prior period when the Company was seeking to replace a principal client, and would have been greater except for the effects on the Company of the September 11, 2001 terrorist attacks. The increase in revenues was reflected in gross profits, which increased from $263,235 for the first nine months of 2000 to $574,908 for the first nine months of 2001, an increase of $311,673 (118%).

         Cost of revenues before commissions generally are non-material cost to the Company and principally consist of production costs that are not funded by clients. Media acquisition and airtime costs are not reflected as revenues in the current period and have been restated for the prior periods to eliminate the costs and to record as revenues only the commissions and margins being retained by the Company but before commissions payable to co-agents. The Company intends to report only its internal margins and commissions (before any payments to co-agents) during future periods and to comment with respect to media costs since, as a general matter, the Company incurs media costs in direct proportion to operating revenues. The cost of revenues, net of media costs, increased to $14,206 for the nine months ended September 30, 2001 from ($3,064) for the nine months ended September 30, 2000.

         Total operating expenses for the nine months ended September 30, 2001 were $4,369,006, an increase of $1,249,111 (40%) over the $3,119,895 for the nine months ended September 30, 2000. A substantial portion of this increase was professional and consulting fees, which were $2,889,718 for the nine months ended September 30, 2001 compared to $1,578,717 for the nine months ended September 30, 2000, an increase of $1,311,001 (83%). During the nine months ended September 30, 2001, the Company issued 311,633,286 common shares with an aggregate fair value of $17,384,040 for current and future services to various consultants. Under GAAP, the Company is recorded to record the current portion of these amounts as a compensation expense based on the market price of the Company’s common shares on the date of issuance, even though no cash payments were made. The Company has charged $2,326,875 to operations during the nine months ended September 30, 2001 for the expense portion of these contracts and has deferred $15,057,165 at September 30,2001, which is classified as a contra to equity on the balance sheet. The deferred amounts will be expensed to operations over approximately the next two years.

         Another significant element of the increase in operating expenses was other general and administrative expenses, which were $358,599 for the nine months ended September 30, 2001 compared to $161,126 for the nine months ended September 30, 2000 or an increase of $197,473 (123%). This increase was due primarily to the legal, accounting and other costs incurred when the Company was pursuing acquisition and merger transactions and financings during 2001 to a greater extent than in 2000.

         Officers’ compensation decreased to $537,500 for the nine months ended September 30, 2001 from $696,420 for the nine months ended September 30, 2000, a decrease of $158,920 (23%). This increase was due primarily to the elimination of an officer. Travel and entertainment for the nine months ended September 30, 2001 was $59,917 compared to $156,462 for the nine months ended September 30, 2000, a decrease of $96,545 (62%). Advertising for the nine months ended September 30, 2001 was $101,380 compared to $148,538 for the nine months ended September 30, 2000, a decrease of $47,158 (32%). The decrease in both travel and entertainment and advertising are due primarily to the Company’s efforts during 2001 to reduce cash operating expenses.

         Other income (expense) increased to $19,605 for the nine months ended September 30, 2001 compared to ($182,256) for the nine months ended September 30, 2000, due primarily to a one-time subsidiary acquisition cost of $179,220 in 2000.

Liquidity And Capital Resources

         As of September 30, 2001 and December 31, 2000, the Company’s available cash was $554,406 and $179,744, respectively, an increase of $374,662. Current assets increased by $530,493, from $326,938 on December 31, 2000 to $857,431 on September 30, 2001. Such increases were due primarily to the sale of Series B Convertible Preferred Stock and the proceeds from $445,000 in loans during the first nine months of 2001.

         Total current liabilities increased from $810,121 on December 31, 2000 to $1,042,959, and long-term liabilities increased from $0 on December 31, 2000 to $445,500.

         Net cash used in operating activities was $866,568 in the nine months ended September 30, 2001, compared to $1,017,867 in the nine months ended September 30, 2000. The decrease primarily reflected the Company’s efforts to reduce cash expenses during 2001.

         Cash used in investing activities for the nine months ended September 30, 2001 was $147,799 compared to $151,776 for the nine months ended September 30, 2000. Substantially all of the cash used in investing activities during the nine months ended September 30, 2001 was a $150,000 deposit on an investment in connection with the proposed acquisition of Century Media Inc.

         Net cash provided by financing activities in the nine months ended September 30, 2001 of $1,389,029 was comprised of proceeds from the private sale of Series B Convertible Preferred Stock and from the proceeds of notes payable. Net cash provided by financing activities in the nine months ended September 30, 2000 of $1,197,453 was comprised from the proceeds of a stock issuance.

         During the first nine months of 2001, the Company has focused on resolving various equity issues, the underlying preferred stock offering, acquiring debt financing, deciding whether to pursue acquisitions and mergers and on acquiring and servicing new business accounts.

         During the nine months ended September 30, 2001, the Company issued 311,633,286 common shares with an aggregate fair value of $17,384,040 as con-cash compensation, of which $2,326,875 was charged to operations during the first nine months of 2001 and the balance has been deferred based on the service terms under the contracts. These transactions and the private sale of stock for cash resulted in 334,036,736 common shares and 100 shares of Series B Convertible Preferred Stock outstanding at September 30, 2001 and a total shareholders deficit of $414,064 at September 30, 2001 compared to a deficit of $406,990 at December 31, 2000.

         Management is currently pursuing various initiatives to expand the Company’s operations internally and through strategic alliances with other industry partners. These endeavors may require additional capital funding which the Company expects to fund, as necessary, from the credit facilities and preferred stock issuances and other financings. The Company intends to focus on operations and new business and clients and these funding sources to meet its operating requirements, to retire the accumulated accounts payable from the acquisition and mergers that are not being pursued at this time and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company’s long term business objectives. While the Company believes that additional capital will be needed to maintain the growth plans of the Company, management believes that the working capital now available to it, its increased client base and funds generated from operations and from the Company’s equity line of credit agreement will be sufficient to meet capital requirements for the next 12 months even if other substantial additional working capital does not become available. The Company estimates that $1,000,000 from the equity line of credit agreement during the next 12 months will be sufficient for it to meet its capital requirements for such period, when combined with anticipated operating revenues. The Company has sought and will continue to pay expenses with stock rather than cash where possible to reduce capital requirement. At September 30, 2001, $670,314 (64%) of the $1,042,959 in total current liabilities was accrued compensation, most of which the Company believes can be paid in stock. In the long term, the Company must expand its operations to generate sufficient working capital to meet its ongoing capital requirements. Acquisitions to further the Company’s growth plans probably will require either the issuance of significant equity in the Company or obtaining additional capital through loans or the sale of stock. The Company may not be able to complete acquisitions for stock and may not be able to obtain sufficient cash for such acquisitions, in which event the Company’s growth plans will not be able to be achieved and the Company will be forced to rely on internal growth.

New Accounting Pronouncements

         The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company’s interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this report contains statements that are forward-looking, such as statements relating to future operations, revenues, and financing. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company’s operations, economic conditions, future legal proceedings, changes in laws or regulations, availability of funding, markets, products and prices.

PART II.
OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 2001, the Company issued 100 shares of Series B Convertible Preferred Stock valued at $10,000 per share to a group of investors in connection with a private placement of $1,000,000 to the Company. The Company believes that the offering was exempt from registration under the Securities Act by reason of Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstances of the sale, including the qualifications of the purchasers, and the restrictions on resales of the securities acquired.

         In July 2001, the Company issued an aggregate of 7,714,286 shares of common stock to 4 individuals who aided in the process of locating and finalizing a $15 million equity line of credit for the Company. The Company believes that the offering was exempt from registration under the Securities Act by reason of Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstances of the sale, including the qualifications of the purchasers, and the restrictions on resales of the securities acquired.

         In August 2001 the Company issued 25,000,000 shares of common stock to an individual who has worked with the Company for 6 years as a consultant, 100,000,000 shares of common stock to the CEO for monies owed and back pay due, 175,000 shares to an attorney for legal assistance, and a total of 145,000,000 shares to consultants for services to be rendered over the next five years. The reason the amount of stock increased to these levels was due to the actual share price for July and August. The Company believes that the offering was exempt from registration under the Securities Act by reason of Section 4(2) thereof and/or Regulation D under the Securities Act as a non-public sale of securities due to the absence of a general solicitation, the general nature and circumstances of the sale, including the qualifications of the purchasers, and the restrictions on resales of the securities acquired.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLAGMAN MEDIA INTERNATIONAL, INC.

Signature	Title	Date

/s/ ROBERT BLAGMAN (Robert Blagman)	Chief Executive Officer, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Chairman of the Board and Director	November 19, 2001