Form 10KSB
period 2001-12-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-04-15
CIK 1096936

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10KSB

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TM	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-27777

BLAGMAN MEDIA INTERNATIONAL, INC.
(SUCCESSOR REGISTRANT TO MNS EAGLE EQUITY GROUP I INC.)

(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	91-192-3501

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Avenue of the Stars, Suite 1700 Los Angeles, California	90067

(Address of Principal Executive Offices)	(Zip Code)

(310) 788-5444

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock $.001 par value

Title of Class

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s net revenues for 2001 were $479,908 based on total advertising and other placements of approximately $2.9 million.

As of December 31, 2001, the approximate market value of the voting stock held by non-affiliates of the registrant was $1,267,728, based on an average bid price of $.085 per share.

Indicate by check mark whether the issue has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ X ]Yes [ ]No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2001 was: 757,364,735

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1. Description of Business.

Overview

     Blagman Media International, Inc. is a Nevada corporation (collectively with its subsidiaries, the “Company”), which is the successor to a corporation founded in 1961. We are a direct marketing, direct response and media enterprise based in Century City, California which principally provides direct market services and media buying for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we organize direct response media campaigns on radio, television and in print and provide assistance in backend marketing and creative production.

     We began operations in 1994 as a sole proprietorship and formed a corporation, Blagman Media International, Inc., in early 1999. On August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1961 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. and we therefore have two Nevada entities with the same name. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in the privately held entity for 8,200,000 common shares of Unisat, Inc. In April 2000, we entered into a share exchange agreement with MNS Eagle Equity Group I, an inactive, reporting Nevada corporation, which resulted in our becoming the parent reporting company.

     The primary purpose of these transactions was to give us access to a public market, to create a new corporate vehicle with which to build a more expansive media-buying infrastructure, thereby allowing us to leverage our direct marketing and direct response efforts. Currently, we are actively pursuing acquisitions and various strategic and working relationships which, if successful, will allow us to create a “network” of alliance partners with the capacity to deliver a broader range services in a more cost-efficient manner.

     In 2001, internally we focused on our core competencies by making quantitative media buys and in assisting our clients in implementing traditional radio, television and out of home media strategies. Given the general uncertainties in Internet advertising and Internet business models that developed in late 2000, and which continue, we plan to monitor the use and styles of Internet advertising. In this way, we can assess the opportunities available to us in Internet advertising while not making any firm financial commitments to an Internet strategy. In addition to considering merger and acquisition opportunities for consolidation and industry growth, we are continuing to pursue an expansion in the television production field through strategic alliances.

     During 2001, we also actively pursued acquisitions and completed our first industry acquisition transaction in March 2002 when Century Media, Inc. (“Century”) became a wholly-owned subsidiary under the name Blagman-Century Media, Inc. (“Blagman-Century”). We had been negotiating since early 2001 to acquire Century Media, a Santa Monica based advertising agency in business for over ten years with historical billings and placements that ranged from

$35 million to $110 million. In 2001, we entered into agreements to acquire all of the outstanding stock of Century, but certain requirements were not satisfied. In October 2001, we concluded that the purchase price for Century, which was then set at $5.7 million cash plus the assumption of significant debt, needed to be substantially reduced as a result of our due diligence conclusions.

     In March 2002, we completed the transaction through a merger of a wholly-owned special purpose subsidiary into Century in exchange for the payment of the equivalent of $0.20 per share to the shareholders of Century ($0.025 in cash and the balance in shares of the common stock of the parent company, Blagman Media International, Inc. 1961(hereafter “Common Shares”), repayment of $749,778 in debentures through the issuance of Common Shares, and the recognition of debts. As a result, at closing approximately $600,000 in cash and $2.2 million in restricted Common Shares were distributed to holders of existing Century shares, debentures, and certain stock rights. Under the merger agreement, the Common Shares were valued at the closing bid price over the seven days prior to the date of the agreement or $0.0008857, resulting in the issuance of 2,555,651,387 new Common Shares to the holders of Century shares, debentures and certain stock rights. Century also has continuing debt obligations due to affiliates and third parties of approximately $1.6 million, exclusive of trade and contingency obligations, including the contingent obligation of $1,250,000 under an April 2000 acquisition agreement with TMT Media Corporation. We were successful in completing the transaction by working directly with senior management of Century who wished to pursue other interests. In connection with our interest in the Century transaction, we provided management services to Century from late 2001 to early 2002, essentially on a reimbursement basis.

     On September 2, 2001, we entered into a letter of intent with WellWorld Partners Ltd. to purchase 51% of the outstanding common stock of WellWorld for an aggregate of $1,500,000 in cash and stock consisting of $500,000 cash within two weeks of the execution of the letter of intent of execution of the purchase agreement and two additional payments each in the amount of $500,000 in cash or 25 million shares of our Common Shares within two weeks and six weeks, respectively, after the execution of the purchase agreement. In the transaction, WellWorld is to use the funds to locate and acquire equity interests in Neutraceuticals or health promoting products and services and develop, directly and through third parties, private labeling products for entertainment, sports and fitness and other private and public institutions. The execution of a definitive agreement is subject to various conditions, including the approval by our Board of Directors and continuing due diligence review, currently focused on market presence and prospects for the entity. There is no assurance that this acquisition will be completed and no funds have been advanced.

     As we enter 2002, we believe that our focus on core competencies, the completion of the Century transaction and our continued focus on strategic opportunities will give us a stronger financial base to leverage in 2002 and beyond.

Business Activities

     Our principal business is media buying, with a specific focus on direct marketing and direct response advertising. Direct marketing is any communication or advertisement to a consumer or business that is designed to generate a direct interest in the form of an order for a specific product of service, a request for information, or a visit to a place of business with a predetermined demographic audience. Direct marketing efforts generally attract the response by offering an incentive to the targeted audience through a broad range of media vehicles including catalogs, bill inserts, coupon mailings, telemarketing, events, and traditional direct mail. Direct marketing is intended to gain consumer interest and awareness and produce sales over a period of time through a response to the materials or the broadcast but, generally, direct marketing does not solicit an immediate response or purchase. The Company’s revenues for direct marketing services are generated from media commissions which are paid in advance to us as media is placed and purchased and from fees for direct services to the client.

     In contrast to direct marketing, direct response utilizes direct marketing’s array of media vehicles, but also targets a non-specific demographic audience through media time available as “remnants” or “surplus” after normal network and prime advertising has been purchased. When there is a slowdown or recession in the “general advertiser” market, as has existed during the 2001 economic slowdown, the direct response industry can flourish because of the excess media inventory. Direct response’s main purpose is to generate an immediate profitable transaction from the broad non-targeted audience it reaches. Direct response firms handle all aspects of a media campaign by merging the roles of product developer, marketer, and merchant. They often receive a percentage of sales revenues, as well as fees based on time purchased or actual services rendered. While direct response media buys and programming can be either long form (more than 2 minutes and generally 30 minutes in length) or short form (generally 30 to 120 seconds in length), the most commonly recognized direct response format is the “infomercial,” a 30-minute television program demonstrating a product, providing testimonials, offering additional tie-in merchandise and motivating the audience to order the product while they are watching.

     To date, our major focus has been on direct marketing services. According to the Direct Marketing Association (DMA), overall sales through direct marketing (during 2000, the most recent period available) in the United States were approximately $1.5 trillion and are expected to continue to increase. The proliferation of cable, network and non-network television, Internet and radio has made traditional media choices less effective and audiences harder to reach. This proliferation has increased the obstacles to reaching a mass audience in traditional media formats and increased the cost of capturing a consumer’s attention. In contrast to traditional general media marketing, the results of a direct marketing or a direct response campaign are easily quantifiable because any responses can be tied directly to the marketing dollars used to generate them. Clients utilizing direct marketing and direct response campaigns have immediate feedback on whether or not their advertising has effectively translated to sales or revenues.

     The direct marketing system requires advertisers to focus on the most effective time and media slots for the product they are selling. As a result, media buying has become more precise and agencies have tended to specialize in certain product lines or media outlets. We believe that there is a need to reverse the fragmentation through business and service consolidation so clients can benefit from broader marketing, increased buying power and the economies of scale.

     The following chart compares the characteristics of traditional advertising with the direct marketing and direct response approaches:

General Advertising vs. Direct Market And Direct Response

Advertising	Direct Market And Direct Response

Purpose is to create positive awareness	Purpose is create instant sale or inquiry product or service for product of service.

Builds awareness for a sale at some other	Makes a sale or contact now, directly with time and place, under the buyer’s control. the customer, at a time a time and place under the seller’s control.

Transitive communication. Information	Interactive. Seller tests and receives flows from the advertiser to the prospect. information from the prospect.

Sells products	Sells offers.
Creates markets	Discovers markets.

Seeks to influence behavior	Seeks to model or repeat behavior.

Creates sales	Creates customers.

Vaguely measurable, usually in terms of	Fully accountable. Every response is “market share.” measured (cost/order, cost/lead, etc.)

     If advertising is an “art,” direct mail and direct response are a “science” because variables are documented, tested, and turned into constants, which are “replicated” in further “applications” to achieve the same or better results. Direct response employs a range of strategies and techniques and tests them in various combinations to achieve maximum marketing results at lowest cost. Based on the current and continuing trends in advertising, direct marketing will be a common form of advertising as the century continues, especially as more and more companies embrace direct marketing to improve their operations results and consumer exposure.

     During 2002 and 2003, we plan to continue to grow our business and enterprise through the integration of Blagman-Century business and the acquisition of complementary firms serving niche direct marketing and direct response markets, to continue to build on our established network of alliances and to develop depth in our database management, expansion marketing, production services, and corporate reinvestment strategies. To enhance sales and marketing results, we currently perform in-house research and conduct selective competitive intelligence on consumer and customer trends. Through strategic acquisitions and alliances, we expect to have access to broad demographic data on consumers and their purchasing habits.

Revenue Sources

     The Company currently generates approximately 75% of its total revenues from direct marketing media commissions of which approximately 5% is from radio, 85% is from television and 10% is from print and outdoor advertising and other advertising avenues. Frequently, these commissions are earned and split with other media or advertising agencies. The remaining 25% in revenues represents fees for service contracts and production. The Company also represents its advertising clients for exclusive placement of services covering productions, advertising, marketing/media, telemarketing and fulfillment activities. These services generally include a monthly fee for developing and advising on the complete marketing strategy and tactics, and related market research to establish the target identity and demographic for TV, radio and outdoor placements and a commission on the actual production series. Consistent with industry practice, we approve the media purchase orders, receive full payment from the client before the media airs and remit the media payments after deducting commissions and the media charges as they are billed to us.

Competition

     We compete with much larger advertising agencies that have greater financial and personnel resources to service their accounts. We seek to meet the competitive challenges these larger agencies pose. Our boutique size, ability to offer advanced client services and personal attention allows the Company to differentiate itself from many competitors. We compete through our through research, selective competitive intelligence on consumer and customer trends, use of our growing database on what motivates people to buy, and the quality and reliability in executing our client’s direct response targeted programs. During 2001, some of our clients could also be considered competitors, to the extent they did not outsource the advertising and direct marketing services to us, and the larger worldwide direct marketing and direct response entities. Our main competitors are Hawthorne Media, Cmedia, Mercury Media and Fredrickson Television.

Dependence on Limited Clients

     During 2000, we had one major customer, 21st Century, which represented 67% of our accounts receivable. When 21st Century was sold in 1999, the purchaser elected to temporarily discontinue any direct advertising, and our activities were phased out in the early portion of 2000. During 2000, we focused on obtaining new business to offset this loss and as of December 31, 2000, we had 11 active clients. During 2001, two clients, Metrx and Greenpeace, each represented more than 10% of our revenues. Other 2001 clients included Amnesty International, One World Live, Emson and the Red Skelton Estate. In the past several years, other principal clients have included Eastman Kodak, Dodge-Chrysler, Black and Decker and Liberty Medical. After giving effect to the Blagman-Century transaction, we have associations with over 20 clients, including Visa, Procter & Gamble, Hoover, Whitney Industries, the LA Times as well as our existing accounts. The Company’s experience with well respected, non-profit and public service and public policy agencies is helping to enhance the market perception of the long form infomercial industry by shifting the focus of this medium toward a higher quality and more respected products, companies and services.

Alliances

     We originally expanded our market presence through alliances with larger enterprises and associations where our particular expertise was valuable and our ability, as a smaller entity, to respond quickly in a flexible manner allowed the larger organization to enhance its marketing and advertising services. Historically our main alliance was with Eicoff & Company, a subsidiary of Ogilvy & Mather. Eicoff & Company is the oldest, largest, and one of the most successful direct marketing firms in the country, and the number one short form-advertising agency in the world with billings exceeding $150 million. Al Eicoff, the company’s founder, is considered the “father of the direct response industry.” We do not receive any revenue directly from alliances. However, we believe that such alliances will enable us to better attract clients. This association is being reevaluated due to the Century merger and currently we do not share any clients with the Eicoff & Company. Recently we have created a working alliance with KSL Media, a major general advertising agency located in New York and California.

Financing Transactions

     On July 12, 2001, we entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP (“Gazelle”) and DRH Investment Company LLC (“DRH”). This agreement covers a total of 450,000,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. However, since the amount of issuable securities is tied to the market price of our Common Shares, as of April 10, 2002, based on current market price ranges, we would be able draw less than $500,000 against the equity line of credit. The dollar amount of each sale is determined by us, subject to a maximum limit based on our Common Shares’ trading volume. At least 13 trading days must occur between sales. In turn, Gazelle and DRH may sell our stock in the open market, sell our stock to other investors through negotiated transactions or hold our Common Shares in their own portfolios. As a practical matter, access to the equity line also requires an effective registration statement for the resale of such securities and our registration statement is not yet effective.

     During July 2001, the Company entered into an agreement with May Davis Group, Inc. to act as exclusive agent in connection with a Securities Purchase Agreement for issuance and sale by the Company through a private placement of 100 Series B convertible preferred shares with a par value of $0.001 per share at a securities purchase price of $10,000 per share for an aggregate amount of $1,000,000 for which the Company has received a full net amount of $810,000 and has issued the Series B Preferred Stock which is convertible as specified, into Common Shares.

Intellectual Property

     We have no patents, trademarks, licenses or any other intangible assets that would impact its value or earnings.

Research And Development Of Advertising Activities

     We estimate that we spend approximately 38% of our time on research and development activities related to marketing strategies or techniques. We believe research on consumer trends is one of our competitive advantages.

Environmental Regulation

     The cost and effects of compliance with environmental laws for federal, state or local governments are inconsequential.

Employees

     As of December 31, 2001, we had 5 full-time employees, in marketing and sales and in operations and general management. None of the employees is a member of any union or collective bargaining organization. We consider our relationship with our employees to be excellent. From time to time, we also contract with independent contractors to assist in our growth and in finance and production. As of December 31, 2001, we also had 2 independent contractors working for us on an as needed basis and concentrating primarily on marketing and public relations. Effective with our merger with Century, Blagman-Century Media has added approximately 35 professional staff and employees.

ITEM 2. Description of Property.

     Our executive office is located in Los Angeles, California where we occupy approximately 3,725-square feet with an annual rent of approximately $9,089.00. The lease term on the space commenced on February 29, 2000 and continues through April 30, 2003. The Blagman-Century offices are located in Santa Monica where we occupy approximately 10,000 square feet with an annual month rent of $32,000. The sublease on this property runs through mid-2003. Our current rental rates are below market rates for similar space in similar locations. We are currently assessing our long-term space and location needs to accommodate our overall needs.

ITEM 3. Legal Proceedings.

     There are no legal proceedings currently pending against the Company but we also anticipate that, from time to time, we may be named as a party, to other legal proceedings that may arise in the ordinary course of its business.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of our security holders either through solicitations of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholders Matters.

     Our Common Shares currently trade on the NASDAQ Bulletin Board under the symbol BMII.OB. The following table sets forth the high and low sales price of our Common Shares on its principal market for the fiscal years 1999 through 2001.

		High Sales Price	Low Sales Price

1999	First Quarter	$4.875	$1.125
	Second Quarter	2.750	0.437
	Third Quarter	0.625	0.125
	Fourth Quarter	3.250	0.200

2000	First Quarter	$4.625	$1.500
	Second Quarter	2.625	0.625
	Third Quarter	0.800	0.190
	Fourth Quarter	0.300	0.080

2001	First Quarter	$0.125	$0.050
	Second Quarter	0.560	0.060
	Third Quarter	0.625	0.030
	Fourth Quarter	0.016	0.0015

     The number of shareholders of record as of December 31, 2001 was approximately 1,000. However, management estimate, that the total beneficial ownership is significantly larger because of the number of shares held in “street” name.

     At December 31, 2001, we had 757,364,735 Common Shares outstanding. At March 22, after giving effect to the Century transaction and other transactions, there were approximately 4.989 billion Common Shares outstanding.

     We have not paid any cash dividends on our Common Shares and have no present intention of paying any dividends. The current policy of the Company is to retain earnings, if any, for use in operations and in the development of its business. The future dividend policy of the Company will be determined from time to time by the Board of Directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

General

     Blagman Media International, Inc. is a Nevada corporation, which is the successor to a corporation founded in 1961. We began operations in 1994 as a sole proprietorship and formed a corporation, Blagman Media International, Inc., in early 1999. On August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1961 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. and we therefore have two Nevada entities with the same name. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in the privately held entity for 8,200,000 common shares of Unisat, Inc. In April 2000, we entered into a share exchange agreement with MNS Eagle Equity Group I, an inactive, reporting Nevada corporation, which resulted in our becoming the parent reporting company.

Results of Operations

Year Ended December 31, 2001 Compared To The Year Ended December 31, 2000

Net Revenues

     Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the year ended December 31, 2001 as compared to the year ended December 31, 2000 increased from $468,405 to $479,908 (2.4%). The increase was the result of general activity increases and new business that replaced the loss of revenues in early 2000 from a major insurance company account, which had accounted for advertising placements of more than $4,000,000 in placements for the Company, when that insurer was acquired and the new owner ceased all advertising efforts. The revenues in 2001 represented approximately $2,900,000 in advertising placements with our principal placements being for Greenpeace, Amnesty International and Metrx. The gross profit margins reflect both the changes in revenues, because the nature of the Company’s business provides margins which tend to be proportionate to its revenues, and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000.

     The consistent level in net revenues as well as a $451,658 (10%) decrease in operating costs from $4,454,955 in 2000 to $4,003,297 in 2001, resulted in a loss (before other expenses of $3,759 in 2000 and $4,450 in 2001) in 2000 of $3,990,309 compared to operating losses of $3,527,839 for 2001 or a 12% decrease in operating losses. In both years, the Company issued a significant amount of common shares as compensation for services to various consultants and professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company’s shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $2,209,523 in non-cash compensation in 2000 and $1,954,296 in 2001, and in each case the amount has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively “Non-Cash Compensation”).

     The level of operating costs in 2001 and 2000 also resulted from the Company’s status as a public entity which accounted for $2,130,341 of cash and non-cash amounts for professional fees in 2001 and $2,066,461 in 2000, a 3% increase. In addition, the Company experienced an aggregate decrease of $361,500 (33.5%) from $1,078,167 in 2000 to $716,667 in 2001 in compensation to officers and in other compensation-related costs, rents, advertising and related items, principally as a result of the deferral of $721,910 in officer salaries and signing bonus amounts, a $110,461 decrease in travel expenses and a general reduction in all categories of expense, partly offset by an increase in other general and administrative expenses, rent, and automobile expenses.

     The Company is continuing to rationalize its operating expenses to its revenues and the needs of a public entity. We also are increasing the use of the computer tracking system and technology systems. While management believes that it has now addressed the principal effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unisat and MNS transactions, from the Company’s early experiences as a public entity and from consultant payments, the Company may continue to use equity, debt and cash to complete acquisitions or to fund other compensation matters, including amounts due to Robert and Leslie Blagman as deferred salaries and signing bonus amounts under their respective employment agreements and the pre-existing Board commitment to allow Robert Blagman to maintain up to 51% equity ownership in the Company.

General and Administrative Expenses

     Total general and administrative expenses decreased from $4,454,955 to $4,003,297 (10%) for 2001 as compared to 2000. The decrease consisted principally of decreases in officer compensation and compensation-related expenses. Cash expenditures decreased in most categories to reflect the Company’s decrease in compensation and related decreases in compensation related items offset by a $242,915 increase in other general and administrative expenses, consisting principally of automobile and convention expenses, liability insurance and software purchases, partially offset by the savings from computer tracking and reduced travel and entertainment costs. The Non-Cash Compensation amounts reflected in 2000 and 2001 are not expected to be a recurring item at the same levels in future periods. As anticipated last year, during 2001 other increases in general and administrative costs have moderated as management has gained experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

Interest Expense and Outstanding Loans

     Interest expense was not a significant item in 2000 or 2001 and increased from $11,613 in 2000 to $26,046 (55.5%) in 2001. Because the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At December 31, 2000, the Company had loans of $106,767 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which are being converted to compensation expense when employment agreements are finalized. In February 2001, $75,000 in shareholder loans were repaid and at December 31, 2001, loans due from shareholders who had deferred salaries, signing bonus and other compensation were $146,437.

Year Ended December 31, 2000 Compared To The Year Ended December 31, 1999

Net Revenues

     Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 decreased from $639,602 to $468,405 (27%). The reduction was principally the result of the loss of a major insurance company account, which had accounted for advertising placements of more than $4,000,000 for the Company, when that insurer was acquired by another insurer which then ceased all advertising efforts. The acquisition occurred in late 1999 but the change in advertising policy fully impacted the Company’s revenues commencing in the second quarter of 2000.

     The decrease in revenues between the two years of $171,197 (27%) was reflected in gross profits, which decreased from $638,858 in 1999 to $468,405 in 2000, reflecting a decrease of $170,453 (26%). The gross profit margins reflect both the changes in revenues, since the nature of the Company’s business provides margins which tend to be proportionate to its revenues, and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000. The decrease in revenues as well as a $3,699,461 (490%) increase in total operating expenses (consisting principally of the $2,209,523 in Non-Cash Compensation described below) from $755,464 in 1999 to $4,454,955 in 2000 resulted in a loss (before other expenses of $11,613) in 2000 of $3,986,550 compared to operating losses of $116,606 for 1999 or a 3319% increase in operating losses. During 2000, the Company issued 4,583,577 common shares as compensation for services to various consultants and professionals. Under GAAP, the Company is required to record these amounts as a compensation expense based on the market price of the Company’s shares on the date of issuance, even though no cash payments were made. As a result, the Company recorded $2,209,523 in non-cash compensation, which has been reflected as a portion of both the Professional and Consulting Fees and Other General and Administrative Expenses (collectively “Non-Cash Compensation”).

     The increase in operating costs also resulted from the Company’s status as a public entity which accounted for a $589,002 increase in cash and non-cash amounts for professional fees and a $163,222 aggregate increase in other cash general and administrative expenses during 2000 as compared to 1999. In addition, the Company experienced aggregate increases from $799,467 (286%) compensation to officers and in other compensation related costs, rents, advertising and related items, principally in connection with the expanded operating requirements and the need for some additional operating staff since certain executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company. The increases experienced over 1999 was partially offset by the increased use of the computer tracking system and technology systems, by management’s increased experience with public company status which has allowed more focus on day-to-day operating activities and the retention of professionals familiar with public company requirements generally. Also, management believes that it has now addressed the principal effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unisat and NMS transactions, from the Company’s early experiences as a public entity and from deferrals of cash compensation by officers and consultants.

General and Administrative Expenses

     Total general and administrative expenses increased from $755,464 to $4,454,955 (590%) for 2000 as compared to 1999. The increase consisted principally of the $2,209,523 of Non-Cash Compensation and the increase in professional and consulting fees from $41,309 to $206,461 for 1999 and 2000 respectively. Cash expenditures increased in each category to accommodate the public company requirements and the expanded staffing and overhead costs to accommodate the public status and the sales and advertising personnel added when certain executives shifted a portion of their efforts from sales and marketing to public company matters, all of which were partially offset by the savings from computer tracking and reduced travel and entertainment costs. The Non-Cash Compensation amount which was reflected in 2000 is not expected to be a recurring item in future periods because obligations from the prior entities and other commitments have generally been satisfied. The Company anticipates that the other increases will moderate in future periods as management gains experience overseeing a publicly held enterprise and is able to manage and predict those costs and needs more effectively.

Interest Expense and Outstanding Loans

     Interest expense was not a significant item in 1999 or 2000 and increased from $10,812 in 1999 to $11,613 (7%) in 2000. Because the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. At December 31, 2000, the Company had loans of $106,767 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company, all or a portion of which are being converted to compensation expense when employment agreements are finalized. In February 2001, $75,000 in shareholder loans were repaid.

Issuance of Capital Stock

     During 2000, the Company issued 10,333,577 Common Shares of which 5,239,500 were issued for new capital, 50,000 were issued in connection with the MNS transaction, 460,500 were issued for debt and 4,583,577 Common Shares were issued as Non-Cash Compensation. These transactions resulted in 22,403,500 Common Shares outstanding at December 31, 2000. During 2000, the Company received additional paid-in capital of $3,962,910, consisting of the cash proceeds of the sale of additional Common Shares. These funds, along with the Non-Cash Compensation and the MNS transaction, resulted in a total shareholders deficit of $406,990 at December 31, 2000 compared to a deficit of $138,590 at December 31, 1999. The additional capital was applied to meet working capital requirements.

Liquidity and Capital Resources

     For the year ended December 31, 2001, compared to December 31, 2000, the increase in cash to $199,924 from $179,744 was offset by a reduction from $15,569 to $5,894, net in accounts receivable and an increase from $2,974 to $216,905 in other current assets in 2001, consisting principally of advances in anticipation of the Century transaction and resulting in an overall increase in current assets from $326,938 to $616,581 (47%) from December 31, 2000 until December 31, 2001. However, the accounts payable at December 31, 2001 was $306,421 compared to $463,066 at December 31, 2000 (33% decrease). Those shifts in accounts receivable and accounts payable were the result of the impact of the loss of the large insurance company account, the initial impact from new accounts and improved internal controls. In 2001, additional accounts acquired by the Company replaced the lost revenues from the insurance account.

     During 2001, the Company issued Common Shares of which 500,000 were issued for new capital, and 734,461,285 Common Shares were issued as Non-Cash Compensation. These transactions resulted in 757,364,735 Common Shares outstanding at December 31, 2001. During 2001, the Company received additional paid-in capital of $40,000, consisting of the cash proceeds of the sale of additional Common Shares. These funds, along with the Non-Cash Compensation, resulted in a total shareholders deficit of $964,989 at December 31, 2001 compared to a deficit of $406,990 at December 31, 2000. The additional capital was applied to meet working capital requirements.

     During 2001, the market price of our Common Shares dropped precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through “shorting” by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued Common Shares which we undertook to compensate consultants in our industry, to support Company growth and, more recently, to effect the Century transaction. While our shareholder base has increased significantly, our share price remains very depressed and has not responded to our continued increased growth or the Century transaction.

     Management is currently absorbing the Century transaction, evaluating the WellWorld opportunity and pursuing other initiatives to expand the Company’s operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms.

     During 2002, we will focus a significant effort to the integration of Blagman-Century, leveraging the complementary aspects of our two companies and our respective staff and client bases to increase overall business results. While the Century transaction adds existing debt and trade payables, management believes that these obligations are contained and can be funded from operations, internal organic growth, increased billings and operating cost reductions and efficiencies. We are committed to assist in funding selected aspects of the growth of Blagman-Century and new strategic hires and alliances should facilitate the positive financial growth. Gerald Bagg, who has been the President of Century under the previous ownership and brings more than 25 years of advertising experience and knowledge, has agreed to take a leadership operating role. Robert Blagman will continue as chief executive officer to focus on Company growth and expansion and the integration of Blagman—Century Media. During this year, we also intend to attract an experienced chief executive officer to help manage Blagman-Century’s financial opportunities as well as other growth requirements. With the Century transaction, we have increased our staff to 40 employees, our client base to over 20 accounts, and poised the Company for positive financial growth in our industry.

     The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company’s long term business objectives. Additional capital will be needed to maintain the growth plans of the Company.

     If substantial additional working capital does not become available, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet essential capital requirements for the next 12 months but will not support growth. However, the Company currently has a deficit. As a result, the Company’s financial statements for the period ended December 31, 2001 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,527,389 for the year ended December 31, 2001, and has a working capital deficiency of $737,571 and a stockholders deficiency at December 31, 2001 of $964,989, may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Financial Pronouncements

     The Financial Accounting Standards Board has adopted several notices with regard to the treatment of interim financial statements. These issues are presented in the Company’s interim financial statements. As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

Forward-Looking Statements

     Except for historical information contained herein, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products and prices and other factors discussed in prospectus.

ITEM 7. Financial Statements

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES

CONTENTS

PAGE	1	INDEPENDENT AUDITORS’ REPORT

PAGE	2	CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 2001 AND 2000

PAGE	3	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGE	4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGE	5	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGES	6-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of:
Blagman Media International, Inc.

We have audited the accompanying consolidated balance sheets of Blagman Media International, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Blagman Media International, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has a net loss from operations of $3,527,839, a working capital deficiency of $737,571, and stockholders’ deficiency of $964,989. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 4, 2002

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS
Cash	$199,924	$179,744
Accounts receivable, net	5,894	15,569
Other current assets	216,905	2,974
Prepaid insurance	47,421	21,884
Note and loan receivable — stockholder	146,437	106,767

Total Current Assets	616,581	326,938

PROPERTY & EQUIPMENT — NET	58,586	71,737

OTHER ASSETS
Deposits	4,496	4,456
Deposit on investment	155,000	—

Total Other Assets	159,496	4,456

TOTAL ASSETS	$834,663	$403,131

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Notes and loans payable — current portion	$50,000	$63,768
Accounts payable and accrued expenses	342,242	107,399
Accrued compensation — officers	721,910	355,667
Media cost refunds payable	—	33,287
Deferred revenue	240,000	250,000

Total Current Liabilities	1,354,152	810,121

LONG-TERM LIABILITIES
Notes and loans payable	445,500	—

Total Liabilities	1,799,652	810,121

STOCKHOLDERS’ DEFICIENCY
Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 and 0 shares issued and outstanding, respectively	1	—
Common stock, $.001 par value, 2,000,000,000 shares authorized, 757,364,735 and 22,403,450 shares issued and outstanding in 2001 and 2000, respectively	757,364	22,403
Additional paid in capital	23,952,341	3,951,540
Accumulated deficit	(7,693,438)	(4,165,599)

	17,016,268	(191,656)
Subscriptions receivable	(15,334)	(215,334)
Deferred stock based compensation	(17,965,923)	—

Total Stockholders’ Deficiency	(964,989)	(406,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$834,663	$403,131

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

REVENUES — NET	$479,908	$468,405

OPERATING EXPENSES
Officers’ compensation	716,667	1,078,167
Employee compensation and taxes	212,996	245,867
Commissions	154,127	193,664
Professional and consulting fees	2,130,341	2,066,461
Subsidiary acquisition costs	—	179,220
Other general and administrative	456,765	213,850
Travel and entertainment	75,429	185,890
Advertising	102,210	151,718
Rent	93,919	84,300
Utilities	—	26,517
Auto	45,490	17,321
Depreciation	15,353	11,980

Total Operating Expenses	4,003,297	4,454,955

LOSS FROM OPERATIONS	(3,523,389)	(3,986,550)

OTHER INCOME (EXPENSE)
Interest expense — other	(20,602)	(10,321)
Interest expense — related party	(5,444)	(1,292)
Interest income	6,052	7,854
Other income	15,544	—

Total Other (Expense)	(4,450)	(3,759)

NET LOSS	$(3,527,839)	$(3,990,309)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(.01)	$(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	288,466,062	15,855,128

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

					Additional			Deferred
	Preferred Stock		Common Stock		Paid-In	Accumulated	Subscriptions	Stock Based
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Compensation	Total

Balance, January 1, 2000	—	$—	12,069,873	$12,070	$24,630	$(175,290)	$—	$—	$(138,590)
Stock issued in 504 offering	—	—	1,250,000	1,250	998,750	—	(15,334)	—	984,666
Stock issued in acquisition of MNS Eagle	—	—	50,000	50	79,170	—	—	—	79,220
Stock issued for debt	—	—	460,500	461	102,084	—	—	—	102,545
Stock issued for cash	—	—	3,989,500	3,989	541,966	—	(200,000)	—	345,955
Stock issued for compensation and services	—	—	4,583,577	4,583	2,204,940	—	—	—	2,209,523
Net Loss 2000	—	—	—	—	—	(3,990,309)	—	—	(3,990,309)

Balance, December 31, 2000	—	—	22,403,450	22,403	3,951,540	(4,165,599)	(215,334)	—	(406,990)
Stock issued for subscriptions	—	—	500,000	500	39,500	—	(40,000)	—	—
Stock issued for services	—	—	734,461,285	734,461	18,945,758	—	240,000	(17,965,923)	1,954,296
Stock issued for cash	100	1	—	—	999,999	—	—	—	1,000,000
Forgiveness of debt to related party	—	—	—	—	15,544	—	—	—	15,544
Net Loss 2001	—	—	—	—	—	(3,527,839)	—	—	(3,527,839)

BALANCE, DECEMBER 31, 2001	100	$1	757,364,735	$757,364	$23,952,341	$(7,693,438)	$(15,334)	$(17,965,923)	$(964,989)

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,527,839)	$(3,990,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,352	11,980
Forgiveness of debt to related party	15,544	—
Deferred revenue	(10,000)	250,000
Stock issued for compensation and services	1,954,296	2,209,523
Stock based acquisition cost of subsidiary	—	79,220
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	9,675	463,485
Prepaid expenses	(25,537)	—
Other current assets	(213,931)	(22,940)
Loan receivable — stockholder	—	(81,500)
Increase (decrease) in:
Accounts payable and accrued expenses	601,086	(283,901)
Media refunds	(33,287)	—
Accrued compensation — officers	—	355,667
Loan payable — stockholder	(39,670)	13,842

Net Cash Used In Operating Activities	(1,254,311)	(994,933)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,201)	(76,775)
Deposit on investment	(155,000)	—
Deposits	(40)	(4,456)

Net Cash Used In Investing Activities	(157,241)	(81,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	445,500	—
Repayment of loans	(13,768)	—
Cash from issuance of preferred stock to investors	1,000,000	1,330,621
Line of credit — net	—	(74,713)

Net Cash Provided By Financing Activities	1,431,732	1,255,908

NET INCREASE IN CASH	20,180	179,744
CASH — BEGINNING OF YEAR	179,744	—

CASH — END OF YEAR	$199,924	$179,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for — interest	$26,046	$11,613

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2000, the Company issued 460,500 shares of common stock as payment for accounts payable and loans of $36,000 and $33,545, respectively.

See accompanying notes to consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization

The predecessor to Blagman Media International, Inc. the publicly reporting entity was formed as a Nevada corporation in 1961 and became Blagman Media International, Inc. in 1999. A separate corporation with the same name was formed on January 29, 1999 upon incorporation from a sole proprietorship and became an operating subsidiary of the public entity through a shares exchange in April 2000. The two entities, parent and subsidiary, are sometimes referred to collectively as (the “Company”). The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business pursuits.

Effective April 20, 2000 the Company acquired one hundred percent of MNS Eagle Equity Group I, Inc., an inactive development stage publicly reporting company incorporated in Nevada (See Note 9(A)) and the Company succeeded to its status as the reporting entity.

(B)  Principles of Consolidation

The accompanying 2001 and 2000 consolidated financial statements of the Company include the accounts of the parent entity and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(E)  Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

The carrying amounts of the Company’s accounts receivable, loan receivable, accounts payable and accrued liabilities, and notes and loans payable, approximates fair value due to the relatively short period to maturity for these instruments.

(F)  Property and Equipment

Property and equipment are stated at cost and depreciated, using the straight line method over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

(G)  Revenue Recognition

The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. Included in the monies received from advertising clients are amounts which represent the reimbursement of media time purchased on behalf of the customer for the related advertisements. These media purchase reimbursements have been accounted for as an offset to the related media purchases for the respective advertisement and not as gross revenues under EITF 99-19 and SAB 101. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company earns commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

(H)  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I)  Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

(J)  Earnings (Loss) Per Share

Net loss per common share for the years ended December 31, 2001 and 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share”.

(K)  Segment Information

The Company follows Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information.” During 2001 and 2000, the Company only operated in one segment, therefore, segment disclosure has not been presented.

(L)  Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, “Business Combinations” supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, “Goodwill and Other Intangible Assets” supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operations.

(M)  Stock Options

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting For Stock Based Compensation” (“SFAS 123”), the Company has elected to account for Stock Options issued to a loan guarantor in accordance with SFAS 123.

NOTE 2 NOTE AND LOAN RECEIVABLE — STOCKHOLDER

The following schedule reflects notes and loans receivable from a stockholder as of December 31:

	2001	2000

Note receivable, interest at 8% per annum, due December 31, 2001, unsecured	$146,437	$75,000
Loan receivable, non-interest bearing, due on demand, unsecured	—	31,767

	146,437	106,767
Less current portion	146,437	106,767

	$—	$—

NOTE 3 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

	2001	2000

Computer equipment	$30,176	$38,690
Furniture and fixtures	42,062	51,831
Office equipment	13,030	13,879
Leasehold improvements	2,876	2,876

	88,144	107,276
Less: Accumulated depreciation	(29,558)	(35,539)

Property and equipment — net	$58,586	$71,737

Depreciation expense was $15,329 and $11,980 in 2001 and 2000, respectively.

NOTE 4 NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable as of December 31:

	2001	2000

Note payable, interest at 6% due March 31, 2001. In addition, the Company provided an option to purchase up to 100,000 shares of common stock, at $0.25 per share, at any time until September 1, 2000 (See Note 6(C)).	$50,000	$50,000
Note payable — related party, interest at 6%, due March 30, 2006	163,500	—
Note payable — stockholder, interest at 6%, due April 2, 2006	85,000	13,768
Note payable — stockholder, interest at 6%, due April 9, 2006	197,000	—

	495,500	63,768
Less current portion	50,000	63,768

Notes and loans payable	$445,500	$—

NOTE 5 EQUITY

(A)  Common Stock Issuance

In 2001, the Company issued 734,461,285 shares of common stock for compensation, consulting, legal and other services having a fair value of $19,680,219 based upon the per share fair value at the date of the issuance. At December 31, 2001, $17,965,923 of this amount is for future services, and has been deferred and shown as a contra to equity.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

The Company issued 500,000 shares of common stock for a subscription receivable of $40,000.

(B)  Common Stock Offering

On February 16, 2000, the Board of Directors agreed to offer up to 1,250,000 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities and Exchange Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by September 30, 2000 and $984,666 of the $1,000,000 subscription has been received as of December 31, 2001.

(C)  Increase in Common Stock Authorization

During November 2001, the Company amended its articles of incorporation to increase the aggregate number of common shares, which the Company shall have authority to issue to 2,000,000,000 shares (See Note 12).

(D)  Convertible Preferred Stock Series B

During July 2001 the Company issued 100 Series B super convertible preferred stock (the “preferred shares”) for cash of $1,000,000. Each of the preferred shares has a par value of $.001 and a stated value of $10,000 per share. Among the rights attendant to the preferred shares are:

1.	The preferred shares have a mandatory conversion right into shares of common stock based upon a formula contained in the certificate of designation. If any Series B preferred shares remain outstanding on June 30, 2003, then such shares shall be converted as of such date.

2.	The preferred shares have a liquidation preference, upon the liquidation of the Company or its bankruptcy or certain other events, equal to their face value plus an accrued amount equal to 6% from the date of their issuance.

NOTE 6 COMMITMENTS AND CONTINGENCIES

(A)  Operating Leases

During 2000, the Company entered into new lease agreements for corporate offices, copiers and a company car. Remaining minimum annual rentals under these leases are as follows:

Years Ending December 31	Amount

2002	$104,287
2003	42,437
2004	5,023
2005	3,767

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

Rent expense under operating leases for the years ended December 31, 2001 and 2000 was $93,919 and $84,300, respectively.

(B)  Employment Agreements

On January 1, 2000 the Company entered into employment agreements with the Chief Executive Officer (CEO) and Chief Operations Officer (COO) for five and three years, respectively. The agreements call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the CEO and $135,000 to $180,000 for the COO. The agreements also call for signing bonuses of $750,000 for the CEO and $350,000 for the COO to be paid in equal monthly payments over the term of the respective employment agreements. For the years ended December 31, 2001 and 2000, the Company incurred expenses related to these agreements in the aggregate of $716,667 and $641,677, and $721,910 and $355,667 has been accrued at December 31, 2001 and 2000, respectively.

NOTE 7 CONCENTRATIONS

The Company maintains cash balances in one financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2001 the Company had cash balances of $183,440 in excess of the FDIC limits.

Approximately 92% and 88% of revenues were derived from four customers for the years 2001 and 2000, respectively. Approximately 87% of accounts receivable was due from one customer at December 31, 2001.

NOTE 8 INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001 and 2000 is summarized as follows:

	2001	2000

Current:
Federal	$—	$—
State	—	—
Deferred — Federal and State	—	—

Income tax expense (benefit)	$—	$—

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2001 and 2000 as follows:

	2001	2000

U.S. Federal income tax benefit	$(1,186,642)	$(1,238,865)
Effect on net operating loss carryforward	1,186,642	1,238,865

	$—	$—

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

Deferred tax assets:
Net operating loss carryforward	$2,457,877	$1,271,235

Total gross deferred tax assets	2,457,877	1,271,235
Less valuation allowance	(2,457,877)	(1,271,235)

Net deferred tax assets	$—	$—

At December 31, 2001, the Company had a net operating loss carryforward of approximately $7,229,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2018 through 2020.

The valuation allowance at January 1, 2001 was $1,271,235. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of approximately $1,186,642.

NOTE 9 BUSINESS COMBINATIONS

(A)  Stock Exchange Agreement

Pursuant to a Stock Exchange Agreement (the “Exchange Agreement”) dated as of April 20, 2000, as amended, between the Company and the shareholders of MNS Eagle Equity Group I, Inc. (“MNS”), a Nevada Corporation, 100% of the outstanding shares of common stock held by the MNS shareholders were exchanged for 50,000 shares of common stock of the Company having a fair value of $79,220 and $100,000 cash in a transaction in which the Company became the parent and successor reporting entity corporation of MNS.

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

(B)  Acquisition and Recission Agreements

Under a Stock Exchange Agreement (the “Agreement”) consummated in 2000, the Company was to acquire Mullinger Media & Communications, Ltd. (“MMC”) in exchange for 600,000 shares of Series A Preferred Stock of the Company. As a result of the exchange, MMC would have become a wholly owned subsidiary of the Company. The Company rescinded this agreement for failure of consideration and other deficiencies.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

(C) Acquisition of Mercury Media

On December 1, 2000 the Company entered into a share purchase agreement (the “Agreement”) to acquire all of the outstanding stock of Mercury Media, a corporation in the fields of placement and management of direct response programming, advertising and global marketing. The Agreement called for the Company to pay $20,000,000 for all of the outstanding shares of Mercury Media, subject to reduction based upon stipulations provided in the Agreement, and terminated on April 30, 2001, if not exercised or extended. The transaction was not completed and the Agreement was terminated.

NOTE 10 NEW SUBSIDIARY

On February 28, 2001, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers. The Subsidiary has had no activity for the year ended December 31, 2001, but participated in the merger with Century Media, Inc. (See Note 12).

NOTE 11 GOING CONCERN

The Company’s financial statements for the year ended December 31, 2001 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,527,839 for the year ended December 31, 2001, and has a working capital deficiency of $737,571 and a stockholders deficiency of $964,989 as of December 31, 2001. The Company’s working capital deficiency as of December 31, 2001 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 12 SUBSEQUENT EVENT

Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, Blagman Media International, Inc. (the “Company”) acquired 100% of the outstanding stock of Century Media, Inc., a California corporation (“Century”) by merging Blagman USA, Inc., a California corporation and wholly owned subsidiary of the Company, into Century. The surviving entity operates on a combined basis under the industry name Blagman-Century Media. The consolidation of the two companies results in a full service integrated direct marketing venture. Certain principals of Century have entered into consulting arrangements for services after closing and the professional staffs of the two entities were combined.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000

Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, Blagman Century remains obligated on $1.5 million of affiliate and third party debt, trade and similar payables, (including some delayed payables which are being discharged over extended payout periods) and on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000.

At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of up to $1,160,000, depending on the number of options exercised prior to closing. Holders of the Century debentures (approximately $750,000) also received shares of the common stock of the Company. All of the common stock to be issued in the transaction was issued as restricted securities and has been valued based on the OTC BB closing bid price for the seven days prior to the date of the agreement or $0.0008857 per share. Holders of the common stock issued in the transaction are entitled to certain piggyback registration rights in certain offerings of the Company for two years after closing. The Company is not pursuing any new stock offering to finance the economic requirements of the transaction and expects to fund the ongoing requirements from operating cash flow.

As of December 31, 2001, in connection with the above merger, the Company has advanced Century $187,322 for operating expenses which is included in other current assets and $155,000 for costs in connection with the closing of the merger which is shown as a deposit on investment.

In connection with the transaction and prior to closing, the Company, through written consent of shareholders holding a majority of its outstanding shares of common stock, increased the number of authorized shares of its common stock to 5,000,000,000.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Company’s proxy materials or an amendment to be filed in accordance with the applicable rules.

ITEM 10. Executive Compensation.

Incorporated by reference to the Company’s proxy materials or an amendment to be filed in accordance with the applicable rules.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s proxy materials or an amendment to be filed in accordance with the applicable rules.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s proxy materials or an amendment to be filed in accordance with the applicable rules.

PART IV

ITEM 13. Exhibits, List and Reports on Form 8-K.

a) Exhibits.

2.11	Agreement and Plan of Reorganization (Incorporated by reference; Form 8-K filed on March 11, 2002)

3.1	Articles of Incorporation (Incorporated by reference; Form 8-K of MNS Eagle Equity Group I, Inc. filed on April 27, 2000)

3.2	Bylaws (Incorporated by reference; Form 8-K of MNS Eagle Equity Group I, Inc. filed on April 27, 2000)

3.3	Certificate of Designation for Series B Convertible Preferred Stock (Incorporated by reference; Form 8-K of MNS Eagle Equity Group I, Inc. filed on April 27, 2000)

10.1	Employment Agreement with Robert Blagman (Incorporated by reference; Form 10-KSB/A filed on April 30, 2001)

10.2	Employment Agreement with Leslie Blagman (Incorporated by reference; Form 10-KSB/A filed on April 30, 2001)

10.3	Equity Line of Credit Agreement dated July 12, 2001 with GazelleGroup LLP and DRH Investment Company LLP (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.4	Registration Rights Agreement dated July 12, 2001 with GazelleGroup LLP and DRH Investment Company LLP (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.5	Securities Purchase Agreement dated July 12, 2001 with certain named buyers (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.6	Placement Agent Agreement dated July 12, 2001 with May Davis Group, Inc. (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.7	Registration Rights Agreement dated July 12, 2001 with certain named persons (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.8	2000 Employee Stock Compensation Plan (Incorporated by reference; Form S-8 for MNS Eagle Equity Group I, Inc. filed on September 11, 2000)

10.9	2001 Employee Stock Option Plan (Incorporated by reference; Form S-8 filed on August 27, 2001)

21.1	List of Subsidiaries

Financial Statements — December 31, 2001.

b) Reports on Form 8-K.

The Company filed a report on Form 8-K on October 24, 2001. The Company reported that it entered into a letter of intent with WellWorld Partners Ltd. on September 2, 2001 to purchase 51% of the outstanding common stock of WellWorld.

On March 11, 2002, the Company filed a report on Form 8-K to report its acquisition of Century Media, Inc.

Signatures

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAGMAN MEDIA INTERNATIONAL, INC.

Date: April 11, 2002	By:	/s/ ROBERT BLAGMAN

Robert Blagman, Chairman and Chief Executive Officer

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2002	/s/ ANDREW GIVEN

Andrew Given

Date: April 12, 2002	/s/ WALTER LUBARS

Walter Lubars

Date: April 12, 2002	/s/ JEFFREY WALD

Jeffrey Wald