Form 10KSB/A
period 2001-12-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-04-30
CIK 1096936

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Indicate by check mark whether the issue has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes  [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2002: 4,779,921,961

Transitional Small Business Disclosure Format (check one):  [   ] Yes  [X] No
DOCUMENTS INCORPORATED BY REFERENCE

Purpose of Amendment

     This Amendment No. 1 to the Report on Form 10-KSB of Blagman Media International, Inc. (BMII.OB) is being filed to add the information required by Part III of Form 10-KSB because the proxy materials will not be distributed by April 30, 2002.

     As noted in Part I, Blagman Media International, Inc. is a Nevada corporation (collectively with its subsidiaries, the “Company”), which is the successor to a corporation founded in 1961. We began operations in 1994 as a sole proprietorship and formed a corporation, Blagman Media International, Inc., in early 1999. On August 2, 1999, we completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1961 and formerly known as Combined Companies, Inc. On the same date, Unisat, Inc. changed its name to Blagman Media International, Inc. and we therefore have two Nevada entities with the same name. The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in the privately held entity for 8,200,000 common shares of Unisat, Inc. In April 2000, we entered into a share exchange agreement with MNS Eagle Equity Group I, Inc., an inactive, reporting Nevada corporation, which resulted in our becoming the parent reporting company.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position

Robert Blagman	45	Chairman of the Board, CEO and Financial Officer
Andy Given	43	Director
Walter Lubars(1)	71	Director
Jeff Wald(1)	50	Director

(1)	Members of the Audit Committee of the Board

Robert Blagman founded our business as a sole proprietorship in 1994 and has been the chief executive of the company since the transactions with Unisat, Inc. in August 1999. Prior to founding the enterprise, he was an executive in advertising marketing at: Disney KCAL Channel in Los Angeles (national advertising sales manager 1992-1994); KCOP in Los Angeles (local advertising sales manager 1989-1992); and Katz Communications (various titles leading to national advertising sales manager 1978-1989).

Andy Given has served as President of Production for The Shooting Gallery and as head of Gun For Hire (motion picture/television production). From 1990 to 1999, he held numerous management and other positions at Universal Studios, including an executive producer focused on cost management of films.

Walter Lubars has been a professor of advertising at Boston University for over 30 years. Mr. Lubars now is semi-retired and works part-time as a professor emeritus.

Jeff Wald has been the News Director for KTLA Channel 5 in Los Angeles since 1997. KTLA is part of the Tribune Company. From 1994 to 1997, Mr. Wald worked a News Consultant for Broadcast News Consultant in Los Angeles.

Each director will hold office until the next annual meeting of shareholders and until the election and qualification of his successor. None of the directors is a director of any other reporting company.

Compliance with Section 16(a) of the Exchange Act

All of the directors and executive officers of THE COMPANY did not file initial reports on Form 3 until November 2000 when they were first aware of the requirement. Based solely on the review of Form 4 and 5 filed since then, all subsequent reports were filed without delinquencies.

ITEM 10. Executive Compensation.

The following table sets forth for 1999, 2000, and 2001 each component of compensation paid or awarded to, or earned by, our executive officers. There were no other persons who were serving as executive officers as of December 31, 2001.

							Restricted
						Other	Stock	Securities
Name and principal						Annual	Awards	Underlying
positions	Year	Salary		Bonus		Compensation	($)	Options

Robert Blagman,	2001	$300,000	(1)	$150,000	(6)
Chief Executive Officer	2000	$240,000	(2)	$150,000			286,500 (3)
	1999	$142,700
Leslie Blagman,	2001	$150,000	(1)	$116,667	(6)			100,000 (4)
Chief Operating Officer	2000	$135,000	(2)	$116,667			150,000 (3)	50,000 (5)
	1999	$136,000

Robert Blagman and Leslie Blagman became Chief Executive Officer and Chief Operating Officer, respectively, of our company in August 1999 in connection with a transaction with Unisat, Inc. Prior to that date, they served in similar capacities for the sole proprietorship which was the predecessor to our business. The compensation reflected is for payments received from that predecessor as well as the Company. Leslie Blagman resigned as our Secretary on June 1, 2001.

(1)  Includes $77,500 and $15,000 of 2001 compensation which Robert and Leslie Blagman, respectively, have deferred under their employment agreements dated January 1, 2000. In addition, on December 31, 2001, the Company had a receivable of $146,437 from Robert Blagman for advances which have been recorded as a loan.

(2)  Includes $55,000 and $34,000 of 2000 compensation which Robert and Leslie Blagman, respectively, have deferred under their employment agreements dated January 1, 2000. Pursuant to a pre-existing Board commitment which allows Robert Blagman to maintain up to a 51% equity ownership in the Company. Robert Blagman may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire Common Shares. Excludes a loan of $75,000 to the Blagmans in 2000, which was repaid in 2001 with interest at 8% per annum.

(3)  The shares were valued at $1.00 per share, the closing market price on June 2, 2000, the date of issuance. The 286,500 shares issued to Robert Blagman were returned to the Company in 2000 for cancellation in order to correct an issuance which was made in error.

(4)  Reflects options to acquire 100,000 shares of common stock of the Blagman Media International, Inc. 1961 (“Common Shares”) granted on January 23, 2001 to all Board members, other than Robert Blagman, and to Leslie Blagman as Secretary, not as Chief Operating Officer. The options are fully vested and exercisable until January 23, 2006 at $0.09 per share.

(5)  Reflects options to acquire 50,000 shares of common stock of the Blagman Media International, Inc. 1961 (“Common Shares”) granted on November 8, 2000 to all Board members, other than Robert Blagman, and to Leslie Blagman as Secretary, not as Chief Operating Officer. The options are fully vested and exercisable until September 30, 2005 at $0.25 per share.

(6)  Signing bonuses for Robert and Leslie Blagman for the year 2001 have been deferred.

Option/SAR Grants in Last Fiscal Year

The following table sets forth stock options granted by us during the last fiscal year.

	Number of Securities
	Underlying Options	Percent Of Total Options/Sars
	Granted	To All Employees in Fiscal Year

Leslie Blagman	100,000 (1)	20%

(1)	In January 2001, the Company granted options to purchase 100,000 Common Shares to Leslie Blagman exercisable at $0.09 per share and expiring on January 23, 2006.

There were no option exercises in 2000 or in 2001.

Compensation of Directors

The directors serve without cash compensation. In November 2000 and January 2001, each of the directors (including Toni Knight who has since resigned as director) was granted options to acquire 50,000 and 100,000 Common Shares, respectively, at an exercise price of $0.25 and $0.09 per share, respectively, the market price on that date. The options are fully vested and exercisable until September 30, 2005 and January 23, 2006, respectively.

Employment Agreements

On January 1, 2000, we entered into employment agreements with Robert Blagman, our Chairman and Chief Executive Officer and Leslie Blagman, then our Chief Operating Officer, for five and three years, respectively. The employment agreements call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the Chief Executive Officer and ranging from $135,000 to $180,000 for the Chief Operating Officer. The agreements also call for signing bonuses of $750,000 for the Chief Executive Officer and $350,000 for the Chief Operating Officer to be paid over the terms of their respective employment agreements. In addition, pursuant to a pre-existing Board commitment which allows Robert Blagman to maintain up to a 51% equity ownership in the Company, Robert Blagman may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire Common Shares.

On June 1, 2001 Leslie Blagman resigned as Secretary.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information (except as otherwise indicated by footnote) as to Common Shares and shares convertible into Common Shares owned as of March 31, 2002 or which can be acquired in sixty days, by (i) each person known by management to beneficially own more than five percent (5%) of the outstanding Common Shares, (ii) each person who exercises voting control but disclaims ownership of more than 5% of the outstanding Common Shares, (iii) each of the Company's directors, and officers, and (iv) all executive officers and directors as a group. On March 31, 2002, there were 4,779,921,961 Common Shares and 100 Series B Preferred shares outstanding.

		Amount and Nature
	Name and address of	of Beneficial	Percent of Class
Title of Class	Beneficial Owner(1)	Ownership	(2)

Common
	Mario Bucceri	310,000,000	6.48%
	246 Walnut Rd. Glencove, NY 11542
	Suburban Capital	1,372,925,000 (3)	28.72%
	2121 W. Army Trail, Suite 104
	Addison, IL 60101 Attn: Frank Custable
	P. Todd Makler, Jr	756,145,421	15.82%
	960 Meetinghouse Road

		Amount and Nature
	Name and address of	of Beneficial	Percent of Class
Title of Class	Beneficial Owner	Ownership	(2)

	Rydal, PA 19046
	Peter Lambert	471,188,213 (4)	9.86%
	5826-B Uplander Way
	Culver City, CA 90230
	Directors and Officers
	Robert Blagman	200,000,000	4.18%
	Leslie Blagman	150,000	*
	Walter Lubars	5,110,000	*
	All directors and executive	205,260,000	4.29%
	officers as a group
Series B
	The May Davis Group, Inc	100	100%
	One World Trade Center
	New York, NY 10048

*	Indicates that the percentage of shares beneficially owned does not exceed one percent (1%) of the class.

(1)  Each of the directors and officers named can be reached at the Company’s executive offices located at 1901 Avenue of the Stars, Suite 1700, Los Angeles, California, 90067. The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)  Calculation includes 4,779,921,961 Common Shares outstanding as of March 31, 2002 and options to purchase (a) 500,000 Common Shares exercisable at $0.09 per share, granted on January 23, 2001 and expiring on January 23, 2006 and (b) 250,000 Common Shares exercisable at $0.25 per share, granted on November 8, 2000 and expiring on September 30, 2005.

(3)  The Company entered into a series of agreements in 2001 and 2002 by which the Company has issued through March 31, 2002 a total of 1,372,925,000 Common Shares to Suburban Capital and employees and consultants of Suburban Capital, in exchange for consulting services provided by them to or on behalf of the Company of which 142,675,000 Common Shares were issued in 2001 and resulted in compensation charges totaling $1,725,438 (of which $267,497 was expensed in 2001 and $1,457,951 was deferred to be recorded in future periods as services are rendered). Such services included assistance with internal growth, acquisitions and advanced client acquisition. Substantially all of the shares were issued under the Company’s S-8 Registration Statement and the remaining shares were issued as restricted securities. Frank Custable disclaims ownership of the shares, but shares voting control.

(4)  The shares beneficially owned by Peter Lambert include (a) 345,771,706 Common Shares which have not been issued as of March 31, 2002, but which will be issued as of March 21, 2002, the date of the Blagman-Century merger, and (b) 124,416,507 Common Shares held by Century Entertainment LLC. Peter Lambert has shared voting power with respect to the shares held by Century Entertainment LLC. Excludes Common Shares held by The Lapin Century Trust for which Peter Lambert exercises the vote, but only upon instructions by the beneficiaries.

ITEM 12. Certain Relationships and Related Transactions

     In addition to the grants of options, stock and the loans to the Blagmans described under Items 10 and 11, the following related-party transactions were undertaken in 2000 or 2001:

     Joseph Lynch, consultant to the Company, received 450,000 Common Shares of the Company on June 2, 2000 (valued at $450,000 on the date of grant) and 100,000 Common Shares of the Company on October 10, 2000 (valued at $17,000 on the date of grant). These amounts were recorded as a compensation expense.

     John Smith, then counsel to the Company, received 250,000 Common Shares of the Company on June 2, 2000 (valued at $250,000 on the date of grant). These amounts were recorded as a legal expense.

     Richard Elliott Square, consultant to the Company, received 150,000 Common Shares of the Company on July 14, 2000 (valued at $79,650 on the date of grant) for his services to the Company and Unisat, Inc., the predecessor of the Company. These amounts were recorded as a compensation expense.

     Earl Greenburg, consultant to the Company, received 300,000 Common Shares of the Company on September 25, 2000 (valued at $84,000 on the date of grant). These amounts were recorded as a compensation expense.

     Charles Flynn, consultant to the Company, received 600,000 Common Shares of the Company on December 6, 2000 (valued at $114,000 on the date of grant) for his services to the Company and Unisat, Inc., the predecessor of the Company. These amounts were recorded as a compensation expense.

     Kendra Sturgeon received 75,000 Common Shares of the Company on August 15, 2000 (valued at $28,125 on the date of grant). Chris Kurstin received 37,000 Common Shares of the Company on July 1, 2000 (valued at $23,865 on the date of grant) and 240,000 Common Shares of the Company on October 10, 2000 (valued at $40,800 on the date of grant). FG&P Consulting received 75,000 Common Shares of the Company on September 13, 2000 (valued at $27,750 on the date of grant). These amounts were recorded as a compensation expense.

     George Weiss, an adviser to the Company and a shareholder through a partnership in which he is a general partner, received a grant to purchase 2,000,000 Common Shares of the Company, but the grant expired in 2000 without exercise and therefore, no compensation expense was recorded.

     Robert Blagman received 20,000,000 Common Shares which were valued at $0.063 per share, the closing market price on July 27, 2001, the date of issuance, and 100,000,000 Common Shares which were valued at $0.026 per share, the closing market price on August 22, 2001, the date of issuance, pursuant to the pre-existing Board commitment to allow Robert Blagman to maintain a 51% equity ownership in the Company in consideration for certain liabilities of the Company owed to him for accrued compensation.

     During July 2001, the Company entered into an agreement with The May Davis Group, Inc. to act as exclusive agent in connection with a Securities Purchase Agreement for issuance and sale by the Company through a private placement of 100 Series B Convertible Preferred shares with a par value of $0.001 per share at a securities purchase price of $10,000 per share for an aggregate amount of $1,000,000 for which the Company has received a full net amount of $810,000 and has issued the Series B Preferred Stock which is convertible as specified, into Common Shares.

     On July 12, 2001, we entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP (“Gazelle”) and DRH Investment Company LLC (“DRH”). This agreement covers a total of 450,000,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. However, because the amount of issuable securities is tied to the market price of our Common Shares, as of April 10, 2002, based on current market price ranges, we would be able to draw less than $500,000 against the equity line of credit. The dollar amount of each sale is determined by us, subject to a maximum limit based on our Common Shares’ trading volume. At least 13 trading days must occur between sales. In turn, Gazelle and DRH may sell our stock in the open market, sell our stock to other investors through negotiated transactions or hold our Common Shares in their own portfolios. As a practical matter, access to the equity line also requires an effective registration statement for the resale of such securities and our registration statement is not yet effective.

     As a result of our acquisition of Century Media, Inc. (“Century”), Peter Lambert, a principal of Century before the merger and now a consultant to the surviving entity called Blagman-Century Media, Inc., became a beneficial owner of 471,188,213 Common Shares.

     Also in connection with the Century acquisition, P. Todd Makler, Jr. became a beneficial owner of 756,145,422 Common Shares. He was issued Common Shares as a former shareholder of Century, a holder of a Century debenture, and a holder of three Century promissory notes, one of which has not been completely satisfied as of the closing of the Century transaction. Three payments of $62,500 each, to be paid on the 90th, 180th, and 270th day following such closing, remain.

     Pursuant to a Consultancy Agreement dated May 23, 2001, Mario Bucceri was granted 310,000,000 Common Shares (valued at $250,000 at the time of the issuance) in exchange for marketing and investor relations services to the Company.

     The Company entered into a series of agreements in 2001 and 2002 by which the Company has issued through March 31, 2002 a total of 1,372,925,000 Common Shares to Suburban Capital and employees and consultants of Suburban Capital, in exchange for consulting services provided by them to or on behalf of the Company of which 142,675,000 Common Shares were issued in 2001 and resulted in compensation charges totaling $1,725,438 (of which $267,497 was expensed in 2001 and $1,457,951 was deferred to be recorded in future periods as services are rendered). Such services included assistance with internal growth, acquisitions and advanced client acquisition. Substantially all of the shares were issued under the Company's S-8 Registration Statement and the remaining shares were issued as restricted securities. Frank Custable disclaims ownership of the shares, but shares voting control.

Signatures

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAGMAN MEDIA INTERNATIONAL, INC.

Date: April 30, 2002	By:	/s/ Robert Blagman

Robert Blagman, Chairman and Chief Executive Officer