Form 10QSB
period 2002-03-31
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-05-20
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to .

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

Registrant’s telephone number, including area code: 310.788.5444

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(G) of the Act:

COMMON STOCK — $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,779,526,961 shares of common stock as of April 30, 2002

     Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

INDEX

BLAGMAN MEDIA INTERNATIONAL, INC.

i

Item 1.	BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2002
	(Unaudited)	December 31, 2001

CURRENT ASSETS
Cash	$774,299	$199,924
Accounts receivable, net	1,995,664	5,894
Prepaid and other current assets	1,197,160	216,905
Prepaid insurance	27,937	47,421
Note and loan receivable — stockholder	146,437	146,437

Total Current Assets	4,141,497	616,581

PROPERTY & EQUIPMENT — NET	528,226	58,586

OTHER ASSETS
Goodwill, net	3,027,112	—
Intangible	5,855,286	—
Deposits	11,023	4,496
Deposit on investment	172,500	155,000

Total Other Assets	9,065,921	159,496

TOTAL ASSETS	$13,735,644	$834,663

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$564,514	$—
Accounts payable and accrued expenses	6,147,809	342,242
Accrued compensation — officers	809,030	721,910
Notes and loans payable — current portion	908,414	50,000
Deferred revenue	2,744,812	240,000

Total Current Liabilities	11,174,579	1,354,152

LONG-TERM LIABILITIES
Notes and loans payable — long-term portion	2,568,607	445,500

Total Liabilities	13,743,186	1,799,652

STOCKHOLDERS’ DEFICIENCY
Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 and 0 shares issued and outstanding, respectively	1	1
Common stock, $.001 par value, 5,000,000,000 shares authorized, 4,779,526,961 and 757,364,735 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	4,779,527	757,364
Common stock to be issued	306,250	—
Additional paid-in capital	25,741,197	23,952,341
Accumulated deficit	(12,025,593)	(7,693,438)

	18,801,382	17,016,268
Subscriptions receivable	(15,334)	(15,334)
Deferred stock based compensation	(18,793,590)	(17,965,923)

Total Stockholders’ Deficiency	(7,542)	(964,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,735,644	$834,663

See accompanying notes to condensed consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001

REVENUES — NET	$1,995,757	$129,236
COST OF REVENUES	1,637,815	4,371

GROSS PROFIT	357,942	124,865

OPERATING EXPENSES
Officers’ compensation	254,767	179,167
Employee compensation and taxes	338,953	60,100
Professional and consulting fees	3,500,536	312,770
Management fee	246,771	—
Commissions	56,931	72,046
Other general and administrative	107,722	56,077
Advertising	2,630	43,125
Travel and entertainment	32,655	24,095
Rent	58,808	19,976
Amortization	21,372	—
Auto	12,306	12,920
Telephone	14,999	6,432
Depreciation	17,951	3,792

Total Operating Expenses	4,666,401	790,500

LOSS FROM OPERATIONS	(4,308,459)	(665,635)

OTHER INCOME (EXPENSE)
Interest expense	(24,017)	(3,029)
Interest income	321	1,394

Total Other (Expense)	(23,696)	(1,635)

NET LOSS	$(4,332,155)	$(667,270)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$—	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	2,327,530,634	23,528,061

See accompanying notes to condensed consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three	For The Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,332,155)	$(667,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,323	3,793
Stock issued for compensation and services	2,864,204	185,225
Deferred revenue	1,581,271	—
Changes in operating assets and liabilities, net of the effects of the acquisition of Century Media, Inc.:
(Increase) decrease in:
Accounts receivable	325,672	(17,081)
Prepaid and other current assets	259,313	(1,722)
Increase (Decrease) in:
Accounts payable and accrued expenses	(296,236)	330,760

Net Cash Provided By (Used In) Operating Activities	441,392	(166,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,785)	—
Deposit for investment	155,000	—
Payments for deposits	(6,527)	—
Payment for acquisition of Century Media, Inc., net of cash acquired	(513,719)	—

Net Cash Used In Investing Activities	(369,031)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuance	—	20,000
Proceeds from stockholder loan	—	85,987
Payments to stockholder	—	(89,000)
Payments on loans payable	(62,500)	(13,681)
Cash overdraft	564,514	—

Net Cash Provided by Financing Activities	502,014	3,306

NET INCREASE (DECREASE) IN CASH	574,375	(162,989)
CASH — BEGINNING OF PERIOD	199,924	179,744

CASH — END OF PERIOD	$774,299	$16,755

See accompanying notes to condensed consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company issued 75,000,000 shares of common stock with a fair value of $172,500 for a future acquisition.

The Company issued 2,146,982,227 shares of common stock with a fair value of $1,901,582 for the acquisition of Century Media, Inc. including payoff of existing debentures, options and notes on the books of the aquiree.

Cash paid during the period for — Interest	$24,017	$3,029

See accompanying notes to condensed consolidated financial statements.

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

The accompanying March 31, 2002 condensed consolidated financial statements of the Company include the accounts of the parent entity, its wholly owned subsidiaries and Century Media, Inc. for the month ended March 31, 2002 (See Note 3). All significant inter-company transactions and balances have been eliminated in consolidation.

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

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company’s Form 10-KSB filed April 30, 2002.

NOTE 2 STOCK ISSUANCES

During the three months ended March 31, 2002, in addition to the 75,000,000 shares of common stock issued (subject to refund) in anticipation of a transaction and the 2,146,982,227 shares of common stock issued in connection with the Century transaction, the Company issued 1,315,180,000 shares of common stock with a fair value of $2,864,204 for services performed.

NOTE 3 ACQUISITION

On February 28, 2002, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers.

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

Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, Blagman Century remains obligated on $1.5 million of affiliate and third party debt, trade and similar payables, (including some delayed payables which are being discharged over extended payout periods) and on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000 (See Note 4).

At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of up to $1,160,000, depending on the number of options exercised prior to closing. Holders of the Century debentures (approximately $750,000) also received shares of the common stock of the Company. All of the common stock issued in the transaction was issued as restricted securities and has been valued based on the OTC BB closing bid price for the seven days prior to the date of the agreement or $0.0008857 per share. Holders of the common stock issued in the transaction are entitled to certain piggyback registration rights in certain offerings of the Company for two years after closing. The Company did not pursue any new stock offering to finance the economic requirements of the transaction.

As of December 31, 2001, in connection with the above transaction, the Company had advanced Century $187,322 for operating expenses which is included in other current assets and $155,000 for costs in connection with the closing of the merger which is shown as a deposit on investment.

In connection with the transaction and prior to closing, the Company, through written consent of shareholders holding a majority of its outstanding shares of common stock, increased the number of authorized shares of its common stock to 5,000,000,000.

NOTE 4 LITIGATION

Subsequent to the Blagman Century merger transaction described above, TMT Media Corporation asserted that under its April 2000 acquisition agreement with Century, as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to payment of a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century.

The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT Media Corporation vs. Blagman Century Media, Inc. et al. (Superior Court of California, County of Los Angeles, Case BC273368) against the Company, Century and Robert Blagman personally, claiming the accelerated amount of $1,859,564. Management intends to answer and defend the matter in applicable time periods.

NOTE 5 GOING CONCERN

The Company’s financial statements for the quarter ended March 31, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,332,155 for the quarter ended March 31, 2002 (including $2,864,204 in non-cash charges for compensation payments and deferrals for services) and has a working capital deficiency of $7,033,083. The Company’s working capital deficiency as of March 31, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding and the potential for an increase in advertising media billings provide the opportunity for the Company to continue as a going concern.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

General

     Blagman Media International, Inc. (“the Company”) was incorporated on January 29, 1999 as a successor to a sole proprietorship. The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business products.

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

     Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation (“Century”) by merging Blagman USA, Inc., an existing California corporation formed in 2001 to act as a transitory wholly owned subsidiary of the Company for acquisitions, into Century. The original Century entity is the surviving entity and operates on a combined basis under the industry name Blagman-Century Media. The consolidation of the two companies results in a full service integrated direct marketing venture. Certain principals of Century have entered into consulting arrangements for services and the professional staffs of the two entities were combined. The financial operations of Century from March 1, 2002 to March 31, 2002 are incorporated in this Report and reported with the Company on a consolidated basis.

     The Company increased its authorized shares to 5,000,000,000 during the first quarter 2002 to assist in funding planned acquisitions including the Century transaction.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 (includes the operations of Century from March 1 to March 31, 2002)

     As noted above, the operating aspects of the Company have been conducted principally through Blagman Media (the operating subsidiary). The results of operations at March 31, 2002 compare the results for that entity during the three months ended March 31, 2001 to the results for the three months ended March 31, 2002, but include the operations of Century for the month of March 2002.

Net Revenues

     Net Revenues (principally from advertising and media placements, commissions and revenue sharing arrangements) for the three month period ended March 31, 2002 as compared to the same period in 2001 increased from $129,236 to $1,995,757 (1444%). The increase in revenues between the two periods of $1,866,521 is attributable to the billings of Century, but in large part, is due to general growth in billings by a large client of the Company. The billings at Century reflected all the Company’s billings effective January 1, 2002, because, at that time, Blagman Media transferred all of its media billings to Century. Such transfer was consistent with the interim management arrangements between the entities and was initiated to streamline the contemplated transaction between the entities.

     The gross profit increased from $124,865 to $357,942 (186.66%) with $309,681 attributed to the bookings of the Company media purchases through Century. The gross profit margins reflect both the changes in revenues, since the nature of the Company’s business provides margins which tend to be proportionate to its revenues, timing of payments to media and the improved operating results because of efficiencies from the use of computer tracking systems which began to be reflected during the third quarter of 2000.

     The increase in revenues combined with a $3,875,901 (490.31%) increase in total operating expenses from $790,500 during the three months ended March 31, 2001 to $4,666,401 for the three months ended March 31, 2002 resulted in a loss (before other expenses of $1,635 in 2001 and of $23,696 in 2002) of $4,308,459 in 2002 compared to operating losses of $665,635 for the three month period in 2001 or a 547% increase in operating losses. The increased operating expenses in 2002 consisted principally of the $2,8664,204 recorded for share issuances, the added expenses from the Century operations, professional fees incurred in connection with proposed future acquisitions, officers’ compensation incurred (but not paid), travel, entertainment and other operating costs.

     As noted above, during the three months ending March 31, 2002, the Company issued 1,315,180,000 common shares valued at $2,864,204 as compensation for services to various consultants and professionals. The Company is required to record these amounts as a compensation expense based on the market price of the Company’s shares on the date of issuance, even though no cash payments were made.

     The increase in operating costs also resulted from the Company’s status as a public entity and the substantial professional fees and related travel and other expenses incurred in connection with the negotiations and documentation for prospective acquisitions. While certain public company costs have been moderated, the burden of public company status continues to require major commitments of time, energy and resources of the Company’s very limited management team and, to some extent, the public company requirements have pre-empted the core business of the Company because executives were required to devote a substantial portion of their time to the public aspects of the Company rather than to day-to-day sales and marketing activities for the Company. As predicted in prior reports, the increased use of the computer tracking system and technology systems and management’s increased experience with public company status has allowed them to redirect more of their efforts to day-to-day operating activities and, particularly, the coordination of Century operations. In addition to the transaction with Century, the Company devoted a substantial amount of time and effort to seeking other acquisition opportunities, including the pending transaction with RC Romine & Co. In connection with the Century transaction, the staff and management teams are being integrated but currently the Company is retaining offices in Century City as well as at the Century facilities in Santa Monica. The Company believes that properly-structured industry consolidations are likely to occur and that the Company needs to continue to pursue transactions that offer appropriate consolidation opportunities in the direct marketing and direct response sectors.

Cost of Revenues

     Cost of revenues (principally consisting of media acquisition and airtime costs accrued in the period) for the three months ended March 31, 2002 increased from $4,371 to $1,637,815 (37,370%) primarily because of the media time purchased for the Red Skelton endeavors and because of the addition of Century. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the increase in costs was principally related to the increase in advertising revenues. Gross profit increased from a profit of $124,865 for the three months ended March 31, 2001 to a profit of $357,942 in 2002.

General and Administrative Expenses

     Total general and administrative expenses increased from $790,500 to $4,666,401 (490%) for the three month period ended March 31, 2002 principally because of the $2,864,204 charge for non-cash related compensation and the increase in employee compensation related to the March operations of Century, including the $246,771 management fee which paid to Century executives who provided services through a loan-out entity. The Company anticipates that the fixed categories of costs will continue to moderate in future periods as management gains experience overseeing a publicly held enterprise, is able to manage and predict those costs and needs more effectively but that costs will be commensurate with increased activities and revenues if successful acquisitions are undertaken.

Interest Expense and Outstanding Loans

     Net interest expense after interest income in the three month periods increased from $1,635 to $23,696 (1349%). Since the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments vary.

     At March 31, 2002, the Company had loans of $27,937 due from shareholders who have deferred salary and have received certain short term advances, and taken advances from the Company. Robert Blagman, the chief executive officer, has deferred a portion of his salary and signing bonus. Pursuant to a pre-existing Board commitment which allows him to maintain up to 51% equity ownership in the Company, he may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire additional shares in the Company.

     The Company received $200,000 as an advance from Suburban Capital to assist in general overhead. These funds were not used nor intended for the Century transaction.

Liquidity and Capital Resources

     For the three months ended March 31, 2002, compared to December 31, 2001, the Company’s available cash increased from $199,924 to $774,299 (287.5%) and current assets increased from $616,581 to $4,141,497 (572%) from December 31, 2001 to March 31, 2002.

     However, the accounts payable and accrued expenses at March 31, 2002 were $6,147,809 compared to $342,242 at December 31, 2001, a 1696.3% increase due to the inclusion and combination of all Blagman and Century business. At March 31, 2002, media cost refunds payable had increased to $908,414 from $50,000 in December 31, 2001 due to an increase in overall media billings. Management anticipates that additional accounts now being acquired by the Company will enhance revenues as well as the synergy of both entities becoming one. In addition, management intends to seek other acquisitions that are compatible with our media business and which will contribute to positive results. Currently the Company signed and released a letter of intent for RC Romine & Co. The Company is now in the process of due diligence to finalize this transaction. Stock had been issued for this transaction but will be returned if not completed.

     In connection with the various initiatives being pursued by management to expand the Company’s operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to additional advertising accounts as well as an organic increase in current media billing. Affiliations and associations with other advertising agencies will also expand the Company’s ability to increase cash flow and revenues without adding staff. Management is also evaluating overhead and cost cutting opportunities in 2002 to address financial needs.

     During 2001 and in the current quarter, the market price of our common shares dropped precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through “shorting” by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued common shares which we undertook to compensate consultants in our industry, to support Company growth and, more recently, to effect the Century transaction. While our shareholder base has increased significantly, our share price remains very depressed and has not responded to our continued increased growth or the Century transaction.

     Management is currently absorbing the Century transaction, evaluating other opportunities and pursuing other initiatives to expand the Company’s operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms.

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

     If substantial additional working capital does not become available, management believes that the working capital now available to it along with funds generated from operations will be sufficient to meet essential capital requirements for the next 12 months but will not support growth. However, the Company currently has a deficit. As a result, the Company’s financial statements for the period ended March 31, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,332,155 for the quarter ended March 31, 2002 principally because of non-cash charges and assimilation of the Century operations. The Company has current liabilities of $11,174,579 and a stockholders deficiency at March 31, 2002 of $7,542. It may not be able it to meet its objectives as presently structured.

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

Forward-Looking Statements

     Safe Harbor statement under the Private Securities Litigation Reform Act of 1995: Except for historical information contained herein, the matters discussed in this filing are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products and prices and other factors discussed in the Company’s various filings with the Securities and Exchange Commission.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Subsequent to the Blagman Century transaction described above, TMT Media Corporation has asserted that under its April 2000 acquisition agreement with Century, as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century.

     The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT Media Corporation vs. Blagman Century Media, Inc. et al. (Superior Court of California, County of Los Angeles, Case BC273368) against the Company, Century and Robert Blagman personally, claiming the accelerated amount of $1,859,564. Management intends to answer and defend the matter aggressively in applicable time periods.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2002, in addition to the 75,000,000 shares of common stock issued (subject to refund) in anticipation of a transaction and the 2,146,982,227 shares of common stock issued in connection with the Century transaction, the Company issued 1,315,180,000 shares of common stock with a fair value of $2,864,204 for services performed. This resulted in a total shareholders deficit of $48,160 at March 31, 2002 compared to a deficit of $406,990 at December 31, 2001.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	2.11 Agreement and Plan of Reorganization (Incorporated by reference; Form 8-K filed on March 11, 2002).

3.1 Certificate of Amendment to Articles of Incorporation filed with Nevada Secretary of State on March 19, 2002.

(b)	On March 11, 2002, the Company filed a report on Form 8-K to report its acquisition of Century Media, Inc. An amendment to the Form 8-K is being filed concurrently with this Form 10-QSB. It includes the financial statements required by Item 7 of Form 8-K and incorporates by reference the financial statements in this Form 10-QSB.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLAGMAN MEDIA INTERNATIONAL, INC.

Dated: May 20, 2002	/s/ ROBERT BLAGMAN

Robert Blagman, President