Form 10-Q
period 2002-06-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-08-19
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to _______________

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

COMMON STOCK —$.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   [X]      NO   [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2002, the Registrant had outstanding 12,001,298,667 common shares including 150,000,000 issued after June 30, 2002 and 5,426,000,000 shares which the Company has deemed to be fraudulently issued and which are the subject of the curative investigation described herein. The Company may be obligated to validate a portion of those shares to accommodate legitimate shareholder transactions and interests.

     Transitional Small Business Disclosure Format (check one):   YES   [   ]      NO   [X]

Part I

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
AS OF JUNE 30, 2002

BLAGMAN MEDIA INTERNATIONAL, INC.
AND SUBSIDIARIES

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGE	3	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGES	4–7	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2002 (UNAUDITED)

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2002
	(Unaudited)	December 31, 2001

CURRENT ASSETS
Cash	$47,590	$199,924
Accounts receivable, net	815,774	5,894
Prepaid media and other current assets	1,110,758	264,326
Note and loan receivable – stockholder	146,437	146,437
Prepaid and refundable income taxes	364,233	—

Total Current Assets	2,484,792	616,581

PROPERTY & EQUIPMENT – NET	283,141	58,586

OTHER ASSETS
Goodwill, net	2,841,408	—
Intangible	5,855,286	—
Deposits	11,023	4,496
Deposit on investment	204,465	155,000

Total Other Assets	8,912,182	159,496

TOTAL ASSETS	$11,680,115	$834,663

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Cash overdraft	$110,599	$—
Accounts payable and accrued expenses	7,432,254	342,242
Accrued compensation – officer	941,363	721,910
Notes and loans payable – current portion	1,792,654	50,000
Deferred revenue	1,978,702	240,000
Capital lease – current portion	18,939	—

Total Current Liabilities	12,274,511	1,354,152

LONG-TERM LIABILITIES
Notes and loans payable – long-term portion	1,020,024	445,500
Capital lease – long-term portion	28,614	—

	1,048,638	445,500

Total Liabilities	13,323,149	1,799,652

STOCKHOLDERS’ DEFICIENCY
Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 and 0 shares issued and outstanding, respectively	1	1
Common stock, $.001 par value, 5,000,000,000 shares authorized, 5,000,000,000 and 757,364,735 shares issued and outstanding at June 30, 2002 and December 31, 2001 respectively	5,000,000	757,364
Common stock to be authorized, $.001 par value, 1,425,298,667 shares issued and outstanding	1,425,299	—
Additional paid-in capital	25,446,675	23,952,341
Accumulated deficit	(16,467,754)	(7,693,438)

	15,204,221	17,016,268
Subscriptions receivable	(15,334)	(15,334)
Deferred stock based compensation	(17,031,921)	(17,965,923)

Total Stockholders’ Deficiency	(1,643,034)	(964,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,680,115	$834,663

See accompanying notes to condensed consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUES – NET	$1,796,211	$63,357	$3,791,968	$192,594
COST OF REVENUES	943,165	180	2,580,980	4,551

GROSS PROFIT	853,046	63,177	1,210,988	188,043

OPERATING EXPENSES
Officers’ compensation	254,766	179,167	509,533	358,334
Employee compensation and taxes	747,158	56,141	1,055,747	112,530
Bad debt	594,000	—	594,000	—
Professional and consulting fees	2,870,381	1,241,368	6,371,112	1,577,391
Management fee	62,502	—	309,273	—
Commissions	(41,965)	15,389	16,406	87,435
Other general and administrative	174,757	81,342	316,472	111,177
Advertising	6,720	2,995	9,350	46,120
Travel and entertainment	39,728	10,869	72,383	41,395
Rent	126,578	27,227	185,386	47,203
Amortization	103,002	—	124,374	—
Auto	6,837	8,429	13,878	21,349
Telephone	45,737	9,170	60,736	15,602
Depreciation	36,166	3,793	54,117	7,585

Total Operating Expenses	5,026,367	1,635,890	9,692,767	2,426,121

LOSS FROM OPERATIONS	(4,173,321)	(1,572,713)	(8,481,779)	(2,238,078)

OTHER INCOME (EXPENSE)
Interest expense	(38,661)	(10,367)	(62,359)	(13,666)
Interest income	—	238	—	1,632
Forgiveness of debt	—	15,544	—	15,544
(Gain) loss on disposal of assets	(230,178)	—	(230,178)	—

Total Other Income (Expense)	(268,839)	5,415	(292,537)	3,510

NET LOSS	$(4,442,160)	$(1,567,298)	$(8,774,316)	$(2,234,568)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.00)	$(0.06)	$(0.00)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING — BASIC AND DILUTED	4,779,526,961	28,106,736	4,070,037,306	39,889,183

See accompanying notes to condensed consolidated financial statements.

BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six	For The Six
	Months Ended	Months Ended
	June 30, 2002	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,774,316)	$(2,234,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	178,491	7,584
Provision for bad debt	594,000	—
Stock issued for compensation and services	6,410,123	1,360,899
Loss on sale and retirement of fixed assets – net	226,433	—
Changes in operating assets and liabilities, net of the effects of the acquisition of Century Media, Inc.:
(Increase) decrease in:
Accounts receivable	911,562	(6,665)
Prepaid media and other current assets	350,213	(44,028)
Prepaid and refundable income taxes	(364,233)	—
Increase (Decrease) in:
Accounts payable and accrued expenses	261,524	342,559
Deferred revenue	815,161	—

Net Cash Provided By (Used In) Operating Activities	608,958	(574,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,240)	—
Deposit for investment	(49,465)	—
Payments for deposits	(6,527)	—
Payment for acquisition of Century Media, Inc., net of cash acquired	(513,719)	—

Net Cash Used In Investing Activities	(574,951)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	110,599	—
Proceeds from notes payable	—	445,500
Proceeds from stockholder loan	—	85,987
Payments on loans payable	(296,940)	(27,449)
Repayment of stockholder loan	—	(89,000)

Net Cash (Used In) Provided by Financing Activities	(186,341)	415,038

NET DECREASE IN CASH	(152,334)	(159,181)
CASH – BEGINNING OF PERIOD	199,924	179,744

CASH – END OF PERIOD	$47,590	$20,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

The Company issued 75,000,000 shares of common stock with a fair value of $172,500 for a future acquisition during the three months ended March 31, 2002.

The Company acquired $52,239 of equipment through capitalized leases during the three months ended March 31, 2002.

The Company issued 2,146,982,227 shares of common stock with a fair value of $1,901,582 for the acquisition of Century Media, Inc. including payoff of existing debentures, options and notes on the books of the aquiree during the three months ended March 31, 2002.

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

The accompanying June 30, 2002 condensed consolidated financial statements of the Company include the accounts of the parent entity, its wholly owned subsidiaries and Blagman-Century Media, Inc. f/k/a Century Media, Inc. since the date of acquisition (See Note 3). All significant inter-company transactions and balances have been eliminated in consolidation.

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

During the three months ended March 31, 2002, the Company issued 1,315,180,000 shares of common stock with a fair value of $2,864,204 for services performed.

During the three months ended June 30, 2002, 1,645,771,706 shares of common stock with a fair value of $1,045,000 were issued for consulting services to be performed from the date of issuance of the shares through December 2006. Of the 1,645,771,706 shares, 1,425,298,667 shares were issued in excess of the total authorized shares and have been accounted for as common stock to be authorized.

Additionally, during the three months ended June 30, 2002, Management of the Company deemed that 5,426,000,000 shares were fraudulently issued and therefore were not recorded on the books of Blagman Media International, Inc. at June 30, 2002. If these shares had been recorded on the books, the Company would have recognized an additional charge of $4,304,300 to professional and consulting fees.

NOTE 3	ACQUISITION

The Company incorporated a wholly owned subsidiary, Blagman USA, Inc., a California company, for the purpose of initiating future mergers.

Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, Blagman Media International, Inc. (the “Company”) acquired 100% of the outstanding stock of Century Media, Inc., a California corporation (“Century”) by merging Blagman USA, Inc., into Century. The surviving entity operates on a combined basis under the name Blagman-Century Media. The consolidation of the two company’s results in a full service integrated direct marketing venture. Certain principals of Century have entered into consulting arrangements for services after closing and the professional staffs of the two entities were combined.

Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, Blagman Century remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000 (See Note 4).

At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of $903,292, and 71,882,805 options.

In connection with the transaction and prior to closing, the Company, through written consent of shareholders holding a majority of its outstanding shares of common stock, increased the number of authorized shares of its common stock to 5,000,000,000.

NOTE 4	LITIGATION

Subsequent to the Blagman Century merger transaction described in Note 3, TMT Media Corporation has asserted that under the April 2000 acquisition agreement, as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to the $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century.

The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT Media Corporation vs. Blagman Century Media, Inc. et al. (Superior Court of California, County of Los Angeles, Case BC273368) against the Company, Century and Robert Blagman personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT’s allegations and has asserted numerous affirmative defenses.

In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities without registration or an exemption from registration, without the knowledge of the Company (“Curative Review Process”). The Curative Review Process is continuing. The Company has filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan (“Registration Statement”). In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration (“Removed Shares”) and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to its Registration Statement as soon as practicable when the reconciliation in the Curative Review Process is complete to withdraw the Removed Shares from registration. In connection with this, the Company has had suit filed against it by Suburban Capital Corp pending in the Circuit Court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff.

The Company has initiated a complaint against Voxcorp, Inc. in the Superior Court of California in the County of Los Angeles for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. Voxcorp, Inc. filed a general denial to the complaint, has asserted numerous affirmative defenses, and has filed a cross-complaint alleging breach of written contract, breach of the implied covenant of good faith and fair dealing, conversion, common counts, breach of fiduciary duties, fraud and deceit, negligent misrepresentation, imposition of constructive trust and/or resulting trust, intentional and tortious inducement to breach and interference with contract and prospective economic advantage, and unfair trade practices. The Company has filed a general denial to the allegations. The parties are currently seeking a business settlement.

NOTE 5	PRO FORMA INFORMATION

The table below reflects unaudited pro-forma combined results of the Company as if the acquisitions had taken place on January 1, 2001:

Six months ended June 30, 2002 and 2001:

	2002	2001

Revenues	$6,305,675	$6,895,119
Costs and expenses	$4,128,096	$4,881,804
Net loss	$8,961,103	$3,198,240
Net loss per share – basic and diluted	$(0.00)	$(0.08)

NOTE 6	GOING CONCERN

The Company’s financial statements for the quarter ended June 30, 2002 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $8,774,316 for the six months ended June 30, 2002, has a working capital deficiency of $8,930,701 and a stockholders’ deficiency of $1,643,034. The Company’s working capital deficiency as of June 30, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding and the potential for an increase in advertising media billings provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

On July 25, 2002, the Board of Directors of the Company increased the total authorized common stock from 5,000,000,000 to 20,000,000,000, par value $0.001 per share.

Item 2.	MANAGEMENT’S DISCUSSION
AND
ANALYSIS OF RESULTS OF OPERATIONS

General

     Blagman Media International, Inc. (“the Company”) is a global direct response marketing and advertising/marketing agency that produces response-driven commercials for television, radio and all other media and is engaged in media buying, media planning, research driven demographic analysis, commercial production and post production as well as “edit rescue” for under performing marketing projects, and other associated transactional media business projects.

     On August 2, 1999, Blagman Media International, Inc., a privately held entity owned by Robert Blagman (“Blagman – 99”) completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1961 and formerly known as Combined Companies, Inc. On the same date (August 2, 1999), Unisat, Inc. changed its name to Blagman Media International, Inc. (“Blagman – 61” or the “Company”). The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in Blagman -99 for 8,200,000 common shares of Unisat, Inc. In April 2000, the Company entered into a share exchange agreement with MNS Eagle Equity Group I (“MNS”), an inactive, reporting Nevada corporation, which resulted in the Company becoming the parent entity. After the filing of a Report on Form 8-K, the Company became the successor reporting entity to MNS Eagle.

     Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation (“Century”) by merging Blagman USA, Inc., an existing California corporation formed in 2001 to act as a transitory wholly owned subsidiary of the Company for acquisitions, into Century. The original Century entity is the surviving entity and operates on a combined basis under the name Blagman-Century Media, Inc. The consolidation of the two companies results in a full service integrated direct marketing venture. Certain principals of Century have entered into consulting arrangements to provide for services to Blagman –99. Since the merger, both entities have been attempting to identify synergy and to streamline operations, with limited results, but the effects of these efforts were not significant during the reporting period. References in this 10-QSB to the Company refer to both of the Blagman entities, to MNS Eagle Equity Group I, and to Blagman-Century Media, Inc.

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 (includes the operations of Blagman-Century from March 1 to June 30, 2002)

     As noted above, the operating aspects of the Company have been conducted principally through Blagman – 99 and Blagman-Century Media, Inc. (the operating subsidiaries). The results of operations at June 30, 2002 compare the operations of Blagman – 61 and Blagman – 99 during the six months ended June 30, 2001 to the results for the six months ended June 30, 2002 and, in addition, include the operations of Blagman-Century Media for the period March 1, 2002 through June 30, 2002.

Net Revenues

     Net Revenues (principally from advertising and media placements, commissions and revenue sharing arrangements) for the six-month period ended June 30, 2002 as compared to the same period in 2001 increased from $192,594 to $3,791,968 (1869%). The increase in revenues between the two periods of $3,599,374 is attributable to the Blagman-Century gross media billings of $11,614,649 (this compares to $15,358,882 for the same period the prior year) and, more specifically, to the Red Skelton billings by Blagman-99 during the first quarter through Voxcorp. These billings did not continue during the full second quarter. (See “Legal Proceedings”). The billings at Blagman-Century constituted the predominant portion of the overall billings because effective January 1, 2002, Blagman Media transferred most of its media billings to Blagman-Century in anticipation of the merger and pursuant to the interim management arrangements between the entities.

     The gross profit increased from $188,043 to $1,210,988 (544%) with $394,079 attributed to the bookings of the Company’s media purchases through Blagman-Century. The gross profit margins reflect principally the changes in the scale of the revenues, since the nature of the Company’s business provides margins that tend to be proportionate to its revenues. The changes in gross revenues also reflect the Century business, which included both media time purchased by Century and billed to its clients and prepaid media time where only the commissions are reflected as revenue. Blagman-99 generally uses only prepaid media and its revenues therefore generally only reflected commissions.

Cost of Revenues

     Cost of revenues (principally consisting of media acquisition and airtime costs accrued in the period) for the six months ended June 30, 2002 increased from $4,551 to $2,580,980 primarily because of the media time purchased for the Red Skelton endeavors and because of the time purchased for the Blagman-Century operations. As a general matter, the Company incurs media costs in direct proportion to operating revenues and, therefore, the increase in costs was principally related to the increase in advertising revenues.

Operating Expenses

     Total operating expenses increased from $2,426,121 to $9,692,767 (300%) for the six month period ended June 30, 2002 principally because of the $5,787,063 charge for non-cash related consulting compensation under existing and new consulting agreements and the expenses related to the operations of Blagman-Century, including the $309,273 management fee which was paid to Century executives who provided services through a loan-out entity. The increased operating expenses also included $989,507 in personnel related costs, and $136,732 in rent at Century. The Company anticipates that the fixed categories of costs will continue to moderate in future periods as management rationalizes the costs of the former Century operations to revenues and is better able to manage and predict those costs and needs. Operating Costs will be commensurate with increased activities and revenues, if successful acquisitions are undertaken or business expands.

     During the six months ending June 30, 2002, the Company issued 1,315,180,000 common shares valued at $2,864,204 as compensation for services to various consultants and professionals. The Company is required to record these amounts as a compensation expense over the terms of the contracts based on the market price of the Company’s shares on the date of issuance, even though no cash payments were made. As a result, during the six month period the Company incurred a total of $5,787,063 in such costs, for consultants principally reflecting the current period costs for contracts entered into in 2001 when the market price of the Company’s shares was substantially higher than current market prices. This impact will continue during subsequent periods.

     The operating expenses continue to be substantial due to the Company’s status as a public entity and the professional fees and related travel and other expenses incurred in connection with a public entity. Overhead is also affected by the addition of the Century physical location and additional staffing. Professional fees continue to grow due to the ongoing Curative Review Process and related matters. While certain public company costs have been moderated, the burden of public company status and the improper stock issues continue to require major commitments of time, energy and resources of the Company’s limited management team and, to some extent, these issues have pre-empted the business of the Company because executives are required to devote a substantial portion of their time to these matters rather than to day-to-day sales and marketing activities. In addition to the transaction with Century, the Company devoted a substantial amount of time and effort to seeking other acquisition opportunities and resolving and ending relationships that have not been productive. In connection with the Century transaction, the staffs and space are being integrated and streamlined to reduce costs and the underlying business and revenue policies at Century are being evaluated in an effort to address and resolve its significant payables.

Interest Expense and Outstanding Loans

     Net interest expense after interest income in the six-month period increased from $12,304 to $62,359 (407%) principally because of Century. Prior to the Century transaction, the Company generally committed to time expenditures only when there was assurance of payment from its clients and interest expense was not a significant fact.

     At December 30, 2001 and June 30, 2002, the Company had loans of $146,437 due from shareholders who have deferred salary and have received certain short-term advances, and taken advances from the Company. Robert Blagman, the chief executive officer, has deferred a portion of his salary and signing bonus. Pursuant to a pre-existing Board commitment which allows him to maintain up to 51% equity ownership in the Company, he may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire additional shares in the Company.

     The Company had outstanding loans (short and long term portions) totaling $2,812,678 at June 30, 2002 compared to $495,500 at December 31, 2001. This significant increase reflects principally debt obligation of Blagman-Century that existed at the time of the transaction including $424,725 due to former Century shareholders and the $1,859,564 claimed by TMT Media, Inc. to be due to it (see “Legal Proceedings”).

Operating Loss

     While net revenue increased during the period, an increase in total operating expenses from $2,426,121 during the six months ended June 30, 2001 to $9,692,767 or a $7,266,646 (300%) increase for the six months ended June 30, 2002 resulted in an operating loss of $8,481,779 in 2002 compared to operating losses of $2,238,078 for the six month period in 2001 or a 279% increase in operating losses. The increased operating expenses in 2002 consisted principally of the $5,787,063 recorded for share issuances in compensatory consulting transactions, the added expenses from the Blagman-Century operations, professional fees, officers’ compensation incurred (but not paid), travel, entertainment and other operating costs.

Liquidity and Capital Resources

For the six months ended June 30, 2002, compared to December 31, 2001, the Company’s available cash decreased from $199,924 to $47,590 (76.2%) and current assets increased from $616,581 to $2,484,792 (303%). Accounts payable and accrued expenses at June 30, 2002 were $7,432,254 compared to $342,242 at December 31, 2001, a 2.072% increase principally due to the Century transactions. At June 30, 2002, deferred revenue had increased to $1,978,702 from $240,000 (724%) in December 31, 2001 due to an increase in overall media billings.

     In connection with sustaining its current operations, and in order to pursue initiatives to expand the Company’s operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to additional advertising accounts as well as an organic increase in current media billing and increased efficiencies in the operations at Blagman-Century Media. However, if the obligations and operations of Blagman-Century Media cannot be rationalized so that the payables can be resolved and operating expenses managed at a level that is consistent with revenues, the Company may be required to limit or discontinue the Century activities. Affiliations and associations with other advertising agencies will also expand the Company’s ability to increase cash flow and revenues without adding staff. Management is continuing to evaluate these opportunities and the overhead and cost cutting to address strategic financial needs and the Century obligations.

     During the current period, the market price of the Company's common shares continued to drop precipitously. Management believes that there are several underlying factors, all of which are currently the subject of our ongoing internal investigation and the Curative Review Process. First, the Company apparently was one of the entities targeted in an organized pattern of depressing prices through “shorting” by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Another factor apparently affecting our price was the market reaction to the improper issuance of company equities undertaken without authority by Suburban Capital and subsequent market transactions by Suburban and its associates. Management initiated the internal investigation and referrals to appropriate regulatory agencies for their action and is cooperating in independent regulatory proceedings. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. Because of these activities management believes that the market price of its shares has not reflected actual business operations. The Company is continuing to pursue the investigation and corrective activity relating to this equity and intends to actively seek indemnification and disgorgement remedies. In connection with the investigation, the Company has requested that improper securities or related funds be paid to the Company. Certain persons holding improper shares have asserted a claim against the Company and other claims and counterclaims by the Company are likely. In late May 2002 the Company issued a letter of inquiry followed by stop transfer orders covering the securities they believe were fraudulently issued. Additional stop orders may be required as the Company continues its investigation.

     In January 2002 the Company signed a letter of intent to acquire RC Romine & Co. and issued 75 million shares in anticipation of that transaction. Suburban Capital identified this transaction opportunity and the equity was issued at its instruction. Management does not currently intend to pursue this transaction and will seek restitution or return of the equity.

     In the Curative Review Process, management concluded that 5,426,000,000 shares had been fraudulently issued during the six months ended June 30, 2002. The issuance is not recorded at June 30, 2002. If the shares had been recorded, the Company would have recognized an additional charge of $4,304,300 to professional and consulting fees. Future financial statement adjustments concerning fraudulently issued shares may be required to accommodate legitimate shareholder considerations and those adjustments may require restatements of the financial results to accommodate the accounting treatment for such shares.

     On July 12, 2001, the Company entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP (“Gazelle”) and DRH Investment Company LLC (“DRH”). This agreement covers a total of 450,000,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. However, because the amount of issuable securities is tied to the market price of the Company’s common shares, based on current market price ranges, it would not be able to draw against the equity line of credit on reasonable terms at this time. As a practical matter, access to the equity line also requires an effective registration statement for the resale of such securities and no registration statement is in effect. In addition, because there is no effective registration statement, the terms of the Series B Preferred shares entitle the holders, unless otherwise negotiated, to payment of an amount equal to approximately $21,000 a month in the aggregate. This amount has not been paid or reflected as an obligation at June 30, 2002. If not sooner converted or redeemed, the Series B Preferred shares are convertible on June 30, 2003.

     Management continues to absorb the Century transaction, evaluating other opportunities and pursuing other initiatives to expand the Company’s operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms. During the balance of 2002, the Company intends to continue to focus a significant effort toward the integration and assimilation of Blagman-Century Media with the primary objective of leveraging the complementary aspects of the two companies to increase overall business results. The Century transaction added substantial existing debt and trade payables which management expected to fund from operations. The losses at Century have been larger then expected due to lower then expected revenues and as a result, an inability to address existing obligations.

The assimilation of different businesses and “cultures” augmented by the debt in the Century transaction have been a challenge especially in this current economic environment. Century Media has been impacted more directly by the reduction in the overall advertising market because its traditional clients tended to be of a more corporate nature and these entities reduce advertising budgets during soft economic conditions. Blagman Media’s focus has been product and service oriented accounts that traditionally strengthen their advertising efforts during tough economic times. The future of Blagman-Century Media is dependent on its ability to address these issues. However there is no assurance that we will be successful in achieving this and therefore we may be required to reconsider all aspects of our operations and costs.

     If substantial additional working capital does not become available, management believes that the working capital now available to it along with funds generated from operations will be insufficient to meet essential capital requirements for the next 12 months. The Company currently maintains a working capital deficiency as well as a stockholders deficiency. As a result, the Company’s financial statements for the period ended June 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net operating loss of $8,774,316 for the six months ended June 30, 2002 principally because of non-cash charges of $5,787,063 for consulting fees and the losses from the assimilation of Century operations. The Company has current liabilities of $11,415,493 (including certain significant non-cash charges) and a stockholders deficiency at June 30, 2002 of $1,643,034. It may not be able it to meet its objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Subsequent to the Century transaction, TMT Media Corporation asserted that under its April 2000 acquisition agreement with Century, as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century. The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT Media Corporation vs. Blagman Century Media, Inc. et al. (Superior Court of California, County of Los Angeles, Case BC273368) against the Company, Century and Robert Blagman personally, claiming the accelerated amount of $1,859,564. The responding defendants have filed a general denial to TMT Media’s allegations and have asserted numerous affirmative defenses. For his part, Mr. Blagman has demurred to the allegations raised against him.

Suburban Capital Corp. v. Robert Blagman and Blagman Media International, Inc., No. 02 CH 12321 is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. This litigation was initiated to seek delivery of shares alleged to be due on account of two loans allegedly advanced by Suburban. The Company has delivered shares to the Court pending delivery of the originally pledged shares by the plaintiff. This matter is a direct outcome of the Company’s actions in connection with the internal investigations on stock activities by the plaintiff and others. The Company has responded to this matter and is actively cooperating in other investigations related to the plaintiff, including pending regulating investigations. The Company anticipates additional litigation and intends to assert the indemnification and disgorgement rights under its agreements with the plaintiff and others.

Blagman Media International, Inc. vs. Voxcorp., Case No. SC 071975, is pending before the Superior Court of California in the County of Los Angeles — West District. Blagman Media International, Inc. initiated this complaint for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. Blagman Media International has filed a general denial to Voxcorp’s cross-complaint and asserted numerous affirmative defenses to each cause of action. As of the date hereof the parties are pursuing a mutually acceptable business conclusion.

RISK FACTORS

     An investment in the shares of the Company is very risky. You should carefully consider the risk factors described below, together with all other information available concerning the Company before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE A HISTORY OF OPERATING LOSSES.

     We reported net losses of $3,527,839 for 2001 and $3,990,309 for 2000. For the six months ended June 30, 2002, we reported net losses of $8,774,316, principally because of the $5,787,663 for non-cash compensation expense for consulting arrangements and the losses from the addition of the Century operations.

IF WE DO NOT OBTAIN ADEQUATE FINANCING TO FUND OUR FUTURE OPERATIONS AND TO EFFECT ACQUISITIONS WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

     Although it is difficult to estimate the amount of additional financing we will require, we anticipate that over the next twelve months we will need approximately $3-$5 million for working capital and general corporate purposes including possible acquisitions. This estimate could increase. Given the continued losses and the difficult current capital market and capital funding environments, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations would be significantly limited.

WE MAY HAVE DIFFICULTY COMPETING IN THE HIGHLY COMPETITIVE MARKETING AND ADVERTISING INDUSTRY.

     The marketing and advertising industry is highly competitive, and we expect it to remain so. Our principal competitors include both large marketing and advertising companies and numerous smaller agencies. We must compete with these other companies and agencies to maintain existing client relationships and to obtain new clients and assignments. We compete principally on the basis of the following factors: creative reputation; knowledge of media; geographical coverage and diversity; relationships with clients; quality and breadth of services; and financial controls. New competitors also include smaller companies such as systems integrators, database marketing and modeling companies and telemarketers, which offer technological solutions to marketing and advertising issues faced by clients.

WE ARE DEPENDENT UPON A LIMITED NUMBER OF CLIENTS AND NEED TO EXPAND OUR CLIENT BASE.

A significant reduction in the marketing and advertising spending by, or the loss of one or more of, our largest clients could weaken our financial condition and cause our business and results of operations to suffer. A relatively small number of clients contribute a significant percentage of our consolidated revenues. In the current economic environment for advertisers and in connection with the Century transaction, we need to expand our client base and replace lost clients if we are to maintain our viability. Most of our agreements with clients are cancelable on 30-45 days’ notice. In addition, clients generally are able to reduce marketing and advertising spending or cancel projects at any time for any reason.

WE MAY NOT BE ABLE TO ATTRACT NEW CLIENTS FOR OUR MARKETING AND ADVERTISING SERVICES.

     Our success, like the success of other marketing and advertising organizations, depends on our continuing ability to attract and retain clients. Clients may move their advertising and other marketing assignments from agency to agency, or may divide their assignments among two or more agencies, with relative ease. As is typical in the marketing and advertising industry, we have lost or resigned client accounts and assignments for a variety of reasons. We may not be successful in replacing clients or revenues when a client significantly reduces the amount of work given to us.

CONFLICTS POLICIES COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE FOR NEW CLIENTS

     When we represent a client, we do not necessarily handle all advertising or marketing for that client. In addition, the ability of agencies within marketing and advertising organizations to acquire new clients or additional assignments from existing clients may be limited by the conflicts policy followed by many clients. This conflicts policy typically prohibits agencies from performing similar services for competing products or companies. Accordingly, our ability to compete for new advertising and marketing assignments may be limited by these conflicts policies.

WE MAY BE ADVERSELY AFFECTED BY A DOWNTURN IN THE MARKETING AND ADVERTISING INDUSTRY, WHICH IS CYCLICAL.

     The marketing and advertising industry is cyclical and as a result it is subject to downturns in general economic conditions and changes in client business and marketing budgets. Our prospects, business, financial condition and results of operations may be materially adversely affected by a downturn in general economic conditions in one or more markets or changes in client business and marketing budgets.

SIGNIFICANT FUTURE EXPENSES WILL BE RECOGNIZED AS AN OPERATING EXPENSE.

     We have issued a substantial number of shares of common stock for current and future services. Although this has reduced our actual cash outlay, we are required to expense this deferred compensation in future periods, and it will be recognized as an operating expense. Such expense could create significant net losses if revenues do not significantly increase from their present levels.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION THAT MAY AFFECT THE LIQUIDITY FOR OUR COMMON STOCK.

     Shares of our common stock are subject to the rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following: a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of Securities’ laws; a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price; a toll-free telephone number for inquiries on disciplinary actions; definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and such other information and is in such form (including language, type, size and format), as the Commission shall require by rule or regulation.

     Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following: the bid and offer quotations for the penny stock; the compensation of the broker-dealer and its salesperson in the transaction; the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and month account statements showing the market value of each penny stock held in the customer’s account.

     In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock that is subject to the penny stock rules.

WE HAVE A LARGE AMOUNT OF STOCK ISSUED, INCLUDING STOCK WHICH IS SUBJECT TO INVESTIGATIONS OF ITS VALIDITY AND WHICH WE HAVE DEEMED TO HAVE BEEN FRAUDULENTLY ISSUED RESULTING IN MARKET UNCERTAINTIES FOR OUR CAPITAL STOCK.

During this year we have been engaged in an active investigation concerning improper transactions in our securities, including fraudulent and improper issuances. As of June 30, 2002, we had identified 5,426,000,000 shares which were improperly issued and are now subject to stop transfer orders and ongoing curative investigations. A portion of these shares have been resold and we may be obligated to validate those shares to accommodate legitimate shareholder transactions and interests. Significant portions of these shares were issued as restricted securities and the restrictions were removed without the Company's knowledge, resulting in possible transfers of restricted securities without registration or other exemptions. Management has initiated regulatory enquiries and cooperated with other regulatory inquiries but until the matters are resolved these circumstances will impact the market for our securities and may affect the credibility of the Company. In addition, the Company’s securities have been subject to significant shorting transactions which has had a negative impact on the market price of the securities. The investigation and curative actions have required additional professional services and have required significant management focus, both of which have impacted our operations and financial results.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES OF OUR COMMON STOCK.

     Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or Nasdaq, you may have difficulty reselling any of the shares that you purchase from the selling shareholders.

WE DEPEND ON OUR CEO AND THE LOSS OF HIS SERVICES COULD HARM OUR BUSINESS.

     We place substantial reliance upon the efforts and abilities of Robert Blagman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Blagman could have a material adverse effect on our business, operations, revenues or prospects. We presently have an employment agreement with Mr. Blagman. We have no assurance, however, that upon the expiration of the employment agreement he will remain in our employ. We do not maintain and we do not intend to obtain key man life insurance for Mr. Blagman.

WE HAVE NOT PAID ANY DIVIDENDS SINCE INCEPTION AND HAVE NO CURRENT PLANS TO PAY ANY DIVIDENDS.

     We have never declared or paid any cash dividends on our common stock since our inception. We currently intend to retain any future earnings for funding growth and therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002, 1,645,771,706 shares of common stock with a fair value of $1,045,000 were issued for consulting services to be performed from the date of issuance of the shares through December 2006. Of the 1,645,771,706 shares, 1,425,298,667 shares were issued in excess of the total authorized shares and have been accounted for as common stock to be authorized.

Additionally, during the three months ended June 30, 2002, Management of the Company deemed that 5,426,000,000 shares were fraudulently issued and therefore were not recorded on the books of Blagman Media International, Inc. at June 30, 2002. If these shares had been recorded on the books, the Company would have recognized an additional charge of $4,304,300 to professional and consulting fees.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.	OTHER INFORMATION

     Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	3.1 Certificate of Amendment to Articles of Incorporation filed with Nevada Secretary of State on July 26, 2002 (Incorporated by reference to; Form S-8 filed on August 14, 2002).

99.1 Certification Of Chief Executive Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To §906 Of The Sarbanes-Oxley Act Of 2002

(b)	The Company filed a Form 8-K/A on May 20, 2002 which included the audited financial statements of Century Media, Inc. as of December 31, 2001 and 2000.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLAGMAN MEDIA INTERNATIONAL, INC.

Dated: August 19, 2002	/s/ Robert Blagman

Robert Blagman, President