Form 10QSB
period 2002-09-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-11-20
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC 20549

                                       FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from _______________ to
_______________

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

         Securities registered pursuant to Section 12(G) of the Act:
                          COMMON STOCK -$.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES   [X]      NO   [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2002November 12, 2002, the Registrant had outstanding
12,001,298,66717,381,593,667 common shares.

     Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          BLAGMAN MEDIA INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                                        CONTENTS

PART I  FINANCIAL STATEMENTS

ITEM 1  FINANCIAL STATEMENTS

PAGE  1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
            SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE  2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
            30, 2002 AND 2001 (UNAUDITED)

PAGE  3     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
            2001 (UNAUDITED)

PAGES 4 - 7 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
            SEPTEMBER 30, 2002 (UNAUDITED)

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITON AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

        RISK FACTORS

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.  BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIERS
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002

                                      ASSETS

                                                   September 30
                                                         2002       December 31
                                                    (Unaudited)         2001

CURRENT ASSETS
Cash                                                $    40,714     $  199,924
Accounts receivable, net                                675,341          5,894
Prepaid media and other current assets                  965,484        264,326
Note and loan receivable - stockholder                  146,437        146,437
Prepaid and refundable income taxes                     330,445              -
Total Current Assets                                  2,158,421        616,581

PROPERTY & EQUIPMENT - NET                              277,619         58,586

OTHER ASSETS
Deposits                                                  6,903          4,496
Deposit on investment                                   222,643        155,000
Total Other Assets                                      229,546        159,496

TOTAL ASSETS                                          2,665,586        834,663

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                 8,968,473        342,242
Accrued compensation - officer                        1,148,513        721,910
Notes and loans payable - current portion             1,928,644         50,000
Deferred revenue                                      1,364,866        240,000
Capital lease - current portion                          19,452              -
Total Current Liabilities                            13,429,948      1,354,152

LONG-TERM LIABILITIES
Notes and loans payable -  long-term portion            972,612        445,500
Capital lease -  long-term portion                       52,833              -
Total Long-Term Liabilities                           1,025,445        445,500

Total Liabilities                                    14,455,393      1,799,652

STOCKHOLDERS' DEFICIENCY
Preferred stock, series A, $.001 par value, super
convertible redeemable preferred stock, 10,000,000
shares authorized, 0 and 0 shares issued and
outstanding, respectively                                     -              -
Preferred stock, series B, $.001 par value, super
convertible redeemable preferred stock, 100 shares
authorized, 100 and 0 shares issued and outstanding,
respectively                                                  1              1
Common stock, $.001 par value, 20,000,000,000 shares
authorized, 7,185,298,667 and 757,364,735 shares
issued and outstanding at September 30, 2002 and
December 31, 2001 respectively                        7,185,299        757,364
Additional paid-n capital                            24,929,675     23,952,341
Accumulated deficit                                 (29,474,071)    (7,693,438)

                                                      2,640,904     17,016,268

Subscriptions receivable                                (15,334)       (15,334)
Deferred stock based compensation                   (14,415,377)   (17,965,923)

Total Stockholders' Deficiency                      (11,789,807)      (964,989)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        2,665,586        834,663

                   BLAGMAN MEDIA INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                        For The Three     For The Three    For The Nine    For The Nine
                                        Months Ended      Months Ended     Months Ended    Months Ended
                                        September 30      September 30     September 30    September 30
                                            2002             2001             2002            2001
REVENUES - NET                          $    234,417      $     396,520    $   4,026,385   $   589,114

COST OF REVENUES                             189,127              9,655        2,770,107        14,206

GROSS PROFIT                                  45,290            386,865        1,256,278       574,908

OPERATING EXPENSES
Officers' compensation                        81,967            179,166          591,500       537,500
Employee compensation and taxes              478,834             49,939        1,534,581       162,469
Bad debt                                     328,500                  -          922,500             -
Professional and consulting fees           2,918,617          1,312,327        9,289,729     2,889,718
Management fee                                62,502                -            371,775             -
Commissions                                        -             35,251           16,406       122,686
Other general and administrative             266,018            247,422          582,490       358,599
Advertising                                    1,760             55,260           11,110       101,380
Travel and entertainment                      30,299             18,522          102,682        59,917
Rent                                         124,376             38,579          309,762        79,782
Amortization                                  32,889                  -          157,263             -
Auto                                           6,364              4,235           20,242        25,585
Telephone                                      5,616              4,317           66,352        19,919
Depreciation                                  21,837              3,867           75,954        11,451
Loss on impairment of goodwill             2,792,205                  -        2,792,205             -
Loss on impairment of customer base
Intangible                                5,855,286                   -        5,855,286             -
Total Operating Expenses                 13,007,070           1,948,885       22,699,837     4,369,006

LOSS FROM OPERATIONS                    (12,961,780)         (1,562,020)     (21,443,559)   (3,794,098)

OTHER INCOME (EXPENSE)
Interest expense - other                    (52,676)             (3,889)        (115,035)       (3,889)
Interest expense - related party                  -                   -                -          (323)
Interest income                                   -              41,528                -        23,817
Other income                                  7,289                   -            7,289             -
Gain (loss) on disposal of assets               850                   -         (229,328)            -
Total Other Income (Expense)                (44,537)             37,639         (337,074)       19,605

NET LOSS                                (13,006,317)         (1,524,381)     (21,780,633)   (3,774,493)

LOSS PER SHARE
Net loss                                (13,006,317)         (1,524,381)     (21,780,633)   (3,774,493)
Preferred stock dividends                         -            (476,015)               -      (476,015)

NET LOSS AVAILABLE TO COMMON
SHAREHOLDERS                            (13,006,317)         (2,000,396)     (21,780,633)   (4,250,508)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                              (.00)               (.03)            (.00)         (.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                      7,147,386,579         64,050,888     5,122,828,051   91,323,518


                       BLAGMAN MEDIA INTERNATIONAL, INC AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                              For The Nine       For The Nine
                                              Months Ended       Months Ended
                                              September 30       September 30
                                                 2002                2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                      $  (21,780,633)    $ (3,774,493)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                        233,216            7,048
Provision for bad debt                               922,500                -
Stock-based acquisition of subsidiary                      -           71,919
Stock issued for compensation and services         9,269,667        2,698,453
Loss on sale and retirement of fixed assets - net    225,583                -
Loss on impairment of goodwill                     2,792,205                -
Loss on impairment of customer base                5,855,286                -
Changes in operating assets and liabilities, net of
the effects of the acquisition of Century Media,
Inc.:
(Increase) decrease in:
Accounts receivable                                  723,495           (70,308)
Prepaid media and other current assets               495,487                 -
Prepaid insurance                                          -           (44,910)
Prepaid and refundable income taxes                 (330,445)                -
Increase (Decrease) in:
Accounts payable and accrued expenses              2,004,893           420,723
Deferred revenue                                     201,325          (175,000)
Net Cash Provided By (Used In) Operating
Activities                                           612,579          (866,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment             850                 -
Purchases of property and equipment                   (5,240)            2,201
Deposit for investment                               (67,643)         (150,000)
Payments for deposits                                 (6,527)                -
Refund of deposits                                     4,120                 -
Payment for acquisition of Century Media, Inc., net
of cash acquired                                    (513,719)                -
Net Cash Used In Investing Activities               (588,159)         (147,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit                                             -           (26,009)
Proceeds from notes payable                            2,467           445,500
Proceeds from stockholder loan                       119,000            (3,013)
Payments on loans payable                           (296,940)          (27,449)
Proceeds from stock issuance                               -         1,000,000
Payment on leases payable                             (8,157)                -
Net Cash (Used In) Provided by Financing Activities (183,630)        1,389,029

NET  (DECREASE) INCREASE IN CASH                    (159,210)          374,662

CASH - BEGINNING OF PERIOD                           199,924           179,744

CASH - END OF PERIOD                                  40,714           554,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest              97,563             3,889

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING INFORMATION:

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

The accompanying September 30, 2002 condensed consolidated financial statements of the Company include the accounts of the parent entity, its wholly owned subsidiaries and Blagman-Century Media, Inc. f/k/a Century Media, Inc. since the date of acquisition (See Note 3). All significant inter-company transactions and balances have been eliminated in consolidation.

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

For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB/A filed April 30, 2002.

NOTE 2  STOCKHOLDERS' DEFICIENCY

On July 25, 2002, the Board of Directors of the Company increased the total authorized common stock from 5,000,000,000 to 20,000,000,000, par value $0.001 per share.

During the nine months ended September 30, 2002, 4,280,951,696 shares of common stock with a fair value of $5,503,686 were issued for consulting services, of which 3,614,070,000 shares having a fair value of $4,167,261 were issued for services to be performed from the date of issuance of the shares through December 2006.
The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

Additionally, during the nine months ended September 30, 2002, management of the Company deemed that 5,426,000,000 shares were fraudulently issued and therefore were not recorded on the books of Blagman Media International, Inc. as of September 30, 2002. If these shares had been recorded on the books, the Company would have recognized an additional charge of $4,304,300 to professional and consulting fees.

NOTE 3  ACQUISITION

The Company incorporated a wholly owned subsidiary, Blagman USA, Inc., a California company, for the purpose of initiating future mergers.

Pursuant to an Agreement and Plan of Reorganization dated March 4,
2002, effective March 22, 2002, Blagman Media International, Inc.
(the "Company") acquired 100% of the outstanding stock of Century
Media, Inc., a California corporation ("Century") by merging
Blagman USA, Inc., into Century. The surviving entity operates on a combined basis under the name Blagman-Century Media. The consolidation of the two company's results in a full service integrated direct marketing venture. Certain principals of Century have entered into consulting arrangements for services after closing and the professional staffs of the two entities were combined.

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

The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT
Media Corporation vs. Blagman Century Media, Inc. et al. (Superior
Court of California, County of Los Angeles, Case BC273368) against the Company, Century and Robert Blagman personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses.

In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possible transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The company has filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement"). In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the Curative Review Process is complete to withdraw the Removed Shares from registration. In connection with this, the Company has had suit filed against them by Suburban Capital Corp pending in the Circuit Court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff.

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


NOTE 5  PRO FORMA INFORMATION

The table below reflects unaudited pro-forma combined results of the Company as if the acquisitions had taken place on January 1, 2001:

Nine months ended September 30, 2002 and 2001:

                                                        2002        2001

Revenues                                               $6,540,092   $6,895,119
Costs and expenses                                      4,317,223    4,881,804
Net loss                                               21,967,420    3,198,240
Net loss per share - basic and diluted                      (0.00)       (0.08)

NOTE 6  GOING CONCERN

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $21,780,633 for the nine months ended September 30, 2002, has a working capital deficiency of $11,271,527 and a stockholders' deficiency of $11,789,807. The Company's working capital deficiency as of September 30, 2002 may not enable it to meet such objectives as presently structured.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding and the potential for an increase in advertising media billings provide the opportunity for the Company to continue as a going concern.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Blagman Media International, Inc. ("the Company") is a global direct response marketing and advertising agency that produces response-driven commercials for television, radio and all other media and is engaged in media buying, media planning, research driven demographic analysis, commercial production and post production as well as "edit rescue" for under-performing marketing projects, and other associated transactional media business projects

On August 2, 1999, Blagman Media International, Inc., a privately held entity owned by Robert Blagman ("Blagman - 99') completed a reverse acquisition with Unisat, Inc., an inactive, public non-reporting company, founded in 1961 and formerly known as Combined Companies, Inc. On the same date (August 2, 1999), Unisat, Inc. changed its name to Blagman Media International, Inc. ("Blagman
- 61" or the "Company). The transaction was structured as a share exchange, in which Robert Blagman exchanged all of his shares in Blagman -99 for 8,200,000 common shares of Unisat, Inc. In April 2000, the Company entered into a share exchange agreement with MNS Eagle Equity Group I ("MNS"), an inactive, reporting Nevada corporation, which resulted in the Company becoming the parent entity. After the filing of a Report on Form 8-K, the Company became the successor reporting entity to MNS Eagle.

Pursuant to an Agreement and Plan of Reorganization dated March
4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century Media") by merging Blagman USA, Inc., an existing California corporation formed in 2001 to act as a transitory wholly owned subsidiary of the Company for acquisitions, into Century Media. The original Century Media entity is the surviving entity and operates on a combined basis under the industry name Blagman-Century Media, Inc. The consolidation of the two companies resulted in a full service integrated direct marketing venture. Certain principals of Century Media have entered into consulting arrangements to provide services to Blagman-99. Since the merger, both entities have been attempting to identify synergy and to streamline operations, with limited results. References in this 10-QSB to the Company refer to both of the Blagman entities to MNS Eagle Equity Group I, and to Century Media.

In November 2002, Blagman-Century Media amended its Articles of
Incorporation to change its name to Century-Media, Inc.

Results of Operations

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001 (includes the operations of Century-Media from
March 1 to September 30, 2002)

The operating aspects of the Company have been conducted principally through Blagman-99 and Century Media, Inc. (the operating subsidiary). The results of operations at September 30, 2002 compared to the operations of Blagman - 61 and Blagman - 99 during the nine months ended September 30, 2001 to the results for the nine months ended September 30, 2002 and, in addition, include the operations of Century Media for the period March 1, 2002 through September 30, 2002.

Net Revenues

Net revenues (principally from advertising and media placements, commissions and revenue sharing arrangements) for the nine-month period ended September 30, 2002 as compared to the same period in 2001 increased from $589,114 to $4,026,385 (588.6%). The increase in revenues between the two periods of $3,437,271 is attributable to Century Media's gross media billings of $14,402,024 (this compares to $21,983,101 for the same period the prior year). Additional billings generated from Blagman stem from the Red Skelton show, which was billed through Voxcorp. These billings did not continue during the full second quarter nor were there any billings in the third quarter (See "Legal Proceedings"). While billings at Century Media constituted the predominant portion of the overall billings, effective January 1, 2002, Blagman transferred most of its ongoing media billings to Century Media in anticipation of the merger and pursuant to the interim management arrangements between the entities. As a result, very little in the way of billings was generated by Blagman outside of Voxcorp.

Gross profit for the period increased from $574,908 to $1,256,278 (118.5%) with $382,017 attributable to the bookings of Blagman. The gross profit margins principally reflect the changes in the scale of the revenues, since the nature of the Company's business provides margins that tend to be proportionate to its revenues. The changes in gross revenues also reflect the Century Media business, which included both media time purchased by Century Media and billed to its clients and prepaid media time where only the commissions are reflected as revenue. Blagman-99 generally uses only prepaid media and its revenues therefore consist only of commissions.

During the third quarter, Century Media ceased buying media for its two primary clients, Hoover and Whitney Information Systems. This had the effect of significantly reducing the impact of Century Media billings on the Company. Going forward, all billings are anticipated to be generated by Blagman.

Cost of Revenues

Cost of revenues (principally consisted of media acquisition and airtime costs accrued in the period) for the nine months ended September 30, 2002, which increased from $14,206 to $2,770,107 (19400%) primarily because of the addition of the Century Media operations (of the total costs reported, only $82,421 is attributed to Blagman). In general, the Company incurs media costs in direct proportion to its operating revenues and, therefore, the increase in costs was principally related to the increase in advertising revenues.

Operating Expenses

Total operating expenses increased from $4,369,006 to $22,699,837 (419.6%) for the nine month period ended September 30, 2002 principally because of the $8,718,232 charge for non-cash related consulting compensation under existing and new consulting agreements, $8,647,491 from the impairment of goodwill and customer base intangible (good will relates to prior Century acquisitions while customer base intangible relates to the acquisition of Century) and other the expenses related to the operations of Century Media, including the $371,775 management fee which has accrued to Century executives who provided services through a loan-out entity. The increased operating expenses also included $1,372,112 in personnel related costs and $236,781 in rent incurred by Century. The Company anticipates that the fixed categories of costs will continue to decline in future periods as management rationalizes the costs of the former Century operations to revenues and is better able to manage and predict those costs and needs. Additionally, all personnel expenses at the Century Media operation have been eliminated. Operating Costs will be commensurate with increased activities and revenues if successful acquisitions are undertaken or business expands. Minimal new expenses are accruing from Century Media operations and relate primarily to the accrual of interest and lease related expenses.

During the nine months ending September 30, 2002, the Company issued 1,315,180,000 common shares valued at $2,864,204 as compensation for services to various consultants and professionals. The Company is required to record these amounts as a compensation expense over the terms of the contracts based on the market price of the Company's shares on the date of issuance, even though no cash payments were made. As a result, during the nine-month period the company incurred a total of $9,269,667 in such expenses, for consultants principally reflecting the current period expense for contracts entered into in 2001 when the market price of the Company's shares was substantially higher than current market prices. This impact will continue during subsequent periods.

The operating expenses continue to be substantial due to the Company's status as a public entity and the professional fees and related travel and other expenses incurred in connection with a public entity. Overhead is also affected by the addition of the Century physical location and additional staffing (most of which was significantly reduced or eliminated in its entirety during the later part of the third quarter). Professional fees continue to grow due to the Curative Review Process and related matters. While certain public company expenses have been moderated, the burden of public company status and the improper stock issues continue to require major commitments of time, energy and resources of the Company's limited management team and, to some extent, these issues have pre-empted the business of the Company because executives were required to devote a substantial portion of their time to these matters rather than to day-to-day sales and marketing activities. In addition to the transaction with Century, the Company devoted a substantial amount of time and effort to seeking other acquisition opportunities and resolving and ending relationships that have not been productive. In connection with the Century transaction, the staffs and space have been integrated and streamlined to reduce overhead. The underlying business and revenue policies at Century are being evaluated in an effort to address and resolve its significant payables and determine its value as an ongoing business enterprise.

Expenses and costs associated with the departure of three high-level Century Media executives have further contributed to the increased operating expenses and are expected to continue until such time as all issues related to their departure have been settled. The departure has had the direct affect of increasing legal expenses.
The indirect cost is currently being evaluated by management and, in all likelihood, will deal primarily with the retention or loss of Century Media clients.

Interest Expense and Outstanding Loans

Net interest income/expense in the nine-month period decreased from income of $19,605 to expense of $115,035 principally because of the Century Media transaction. Prior to the Century transaction, the Company generally committed to time expenditures only when there was assurance of payment from its clients resulting in minimal interest expense.

At December 30, 2001 and September 30, 2002, the Company had loans of $146,437 due from shareholders who have deferred salary and have received certain short-term advances, and taken advances from the Company. Robert Blagman, the chief executive officer, has deferred a portion of his salary and signing bonus. Mr. Blagman has also deferred 100% of his salary, expenses and signing bonus for all of third quarter 2002. Pursuant to a pre-existing Board commitment which allows him to maintain up to 51% equity ownership in the Company, he may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire additional shares in the Company.

The Company had outstanding loans (short and long-term portions) totaling $2,954,089 at September 30, 2002 compared to $495,500 at December 31, 2001. This significant increase reflects principally the debt obligation of Century Media that existed at the time of the transaction including $424,725 due former Century Media shareholders and the $1,859,564 claimed by TMT Media, Inc. to be due to it (See "Legal Proceedings). When factoring these Century Media debts away from Blagman, the amount of outstanding loans would equal $52,466 at BMII alone.

Operating Loss

While net revenue increased during the period, an increase in total operating expenses from $4,369,006 (during the nine months ended September 30, 2001) to $22,699,837 (at September 30, 2002)
which equates to an $18,330,831 (419.6%) increase over the nine months ended September 30, 2001. The resulting loss of $21,780,633 through the September 30, 2002 quarter end compared to an operating loss of $3,774,493 for the same period in 2001 (a 477% increase in period-to-period operating losses). The increased operating expenses in 2002 consisted principally of the $9,269,667 recorded for share issuances in compensatory transactions, the added expenses from the Century Media operations, professional fees, officers' compensation incurred (but not paid), travel, entertainment and other operating expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, compared to December 31, 2001, the Company's available cash decreased from $199,924 to a book overdraft of $40,714 and current assets increased from $616,581 to $2,158,421 (250%). Accounts payable and accrued expenses at September 30, 2002 were $8,968,473 compared to $342,242 at December 31, 2001, a 2520% increase principally due to the Century Media transactions. At September 30, 2002, deferred revenue had increased to $1,364,866 from $240,000 (469%) at December 31, 2001 due to an increase in overall media billings (this is an actual improvement from the June 30 quarter end and is primarily the result of reduced operations from Century Media in the third quarter).

In connection with sustaining its current operations, and in order to pursue initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits from additional advertising accounts as well as an organic increase in current media billing and from significantly reduced operating expenses associated with the operations of Century Media. However, if the outstanding obligations and if Century Media cannot be rationalized so that the payables can be resolved, the Company may be required to limit or discontinue the Century Media activities altogether. Affiliations and associations with other advertising agencies will also expand the Company's ability to increase cash flow and revenues without adding staff. Management is continuing to evaluate these opportunities along with overhead and cost cutting measures that address strategic financial needs and the Century Media obligations.

During the current period, the market price of our common shares remained at precipitously low levels. Management believes that there are several underlying factors, all of which are currently the subject of our ongoing internal investigation and the Curative Review Process. First, the Company apparently was one of the entities targeted in an organized pattern of depressing prices through "short-selling" by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Another factor apparently affecting our price was the market reaction to the improper issuance of company equities undertaken without authority by Suburban Capital and subsequent
market transactions by Suburban and its associates.   Management
initiated the internal investigation and referrals to appropriate regulatory agencies for their action and is cooperating in independent regulatory proceedings. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. Because of these activities management believes that the market price of its shares has not been reflective of our actual business operations. The Company is continuing to pursue the investigation and corrective activity relating to this equity and intends to actively seek indemnification and disgorgement remedies. In connection with the investigation, the Company has requested that improper securities or related funds be paid to the Company. Certain persons holding improper shares have asserted a claim against the company and other claims and counterclaims by the Company are likely. In late May 2002 the Company issued a letter of inquiry followed by stop transfer orders covering the securities they believe were fraudulently issued. Additional stop orders may be required as the Company continues its investigation.

In January 2002 the Company signed a letter of intent to acquire
RC Romine & Co. and issued 75 million shares in anticipation of that transaction. Suburban Capital identified this transaction opportunity and the equity was issued at its instruction. Management does not currently intend to pursue this transaction and will seek restitution or return of the equity.

In the Curative Review Process, management concluded that 5,426,000,000 shares had been fraudulently issued during the six months ended June 30, 2002. The issuance is not recorded at September 30, 2002. If the shares had been recorded the Company would have recognized an additional charge of $4,304,300 to professional and consulting fees. Future financial statement adjustments concerning fraudulently issued shares may be required to accommodate legitimate shareholder considerations and those adjustments may require restatements of the financial results to accommodate the accounting treatment of such shares.

On July 12, 2001, the Company entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP ("Gazelle") and DRH Investment Company LLC ("DRH"). This agreement covers a total of 450,000,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. However, because the amount of issuable securities is tied to the market price of the Company's common shares, based on current market price ranges, it would not be able to draw against the equity line of credit on reasonable terms at this time. As a practical matter, access to the equity line also requires an effective registration statement for the resale of such securities and no registration statement is in effect. In addition, because there is no effective registration statement, the terms of the Series B Preferred shares entitle the holders, unless otherwise negotiated, to payment of an amount equal to approximately $21,000 a month in the aggregate. This amount has not been paid or reflected as an obligation at September 30, 2002. If not sooner converted or redeemed, the Series B Preferred shares are convertible on June 30, 2003.

Management has postponed the full integration of Century Media evaluating other opportunities and pursuing other initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms. During the balance of 2002, management intends to continue to focus a significant effort toward re-building the business which has suffered through the many activities that have diverted management's attention from its core business. The integration and assimilation of Century Media was a primary diversion and will continue to require time and effort on the part of management until issues related to the significant debt burden and payables have been fully addressed.
While these obligations remain those of Century Media, Inc., Blagman Media International, Inc. is expending the human resources at present to deal with the mounting problems. The losses at Century Media have been larger than expected due to lower then expected revenues (expenses were not adjusted accordingly on a timely basis) and as a result, an inability to address existing debt obligations.

If additional working capital does not become available, management believes that the working capital now available together with funds generated from operations will be insufficient to meet essential capital requirements for the next 12 months. The Company currently maintains a working capital deficiency as well as a stockholders deficiency. As a result, the Company's financial statements for the period ended September 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $21,780,633 for the nine months ended September 30, 2002 principally because of non-cash charges of $8,718,232 for consulting fees, the losses from the assimilation of Century Media operations and the $8,647,491 of impairment to goodwill and customer base intangible. The Company has current liabilities of $13,429,948 (including certain significant non-cash charges) and a stockholders deficiency at September 30, 2002 of $11,789,807. It may not be able it to meet its objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the Century Media transaction, TMT Media
Corporation asserted that under the April 2000 acquisition agreement with Century Media, as a result of the transaction between the Company and Century Media, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century Media. The Company and Century Media dispute this position and are seeking to resolve the matter. In May 2002, TMT filed a lawsuit captioned TMT Media Corporation vs. Blagman Century Media, Inc. et al. in Superior Court of California, County of Los Angeles, Case No. BC273368, naming the Company, Century Media and Robert Blagman personally, seeking the accelerated amount of approximately $1,859,564. The named defendants have filed a general denial to TMT Media's allegations and have asserted numerous affirmative defenses. Mr. Blagman has demurred to the allegations raised against him.

Suburban Capital Corp. v. Robert Blagman and Blagman Media International, Inc., No. 02 CH 12321, is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. This litigation was initiated to seek delivery of shares allegedly due on account of two loans claimed to have been advanced by Suburban. The Company has delivered shares to the Court pending delivery of the originally pledged shares by the plaintiff. This matter is a result of the Company's actions in connection with the internal investigations on stock activities by the plaintiff and others. The Company has responded to this matter and is actively cooperating in other investigations related to the plaintiff, including pending regulating investigations. The Company anticipates additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff and others.

Blagman Media International, Inc. vs. Voxcorp, Case No. SC
071975, is pending before the Superior Court of California in the County of Los Angeles - - West District. Blagman Media International, Inc. initiated this lawsuit for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. Blagman Media International has filed a general denial to Voxcorp's cross-complaint and asserted numerous affirmative defenses to each cause of action. As of the date here of the parties are pursuing a mutually acceptable business conclusion.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2002, the Company did not issue any new shares of securities.

During the nine months ended September 30, 2002, 1,645,771,706 shares of common stock with a fair value of $1,045,000 were issued for consulting services to be performed from the date of issuance of the shares through December 2006. Of the 1,645,771,706 shares, 1,425,298,667 shares were issued in excess of the total authorized shares and have been accounted for as common stock to be authorized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Certificate of Amendment to Articles of Incorporation of Blagman-Century Media filed with Nevada Secretary of State on November ____, 2002 (filed herewith).

99.1    Certification of Chief Executive Officer Pursuant to
        18 U.S.C. 1350, as adopted pursuant to  906 of The
        Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

                                       SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BLAGMAN MEDIA INTERNATIONAL, INC.



Dated: November 20, 2002              /s/Robert Blagman
                                      Robert Blagman, President


                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO 18 U.S.C. 1350,
                           AS ADOPTED PURSUANT TO
                      906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blagman Media International, Inc. ("Blagman") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert Blagman, Chief
Executive Officer of Blagman, pursuant to 18 U.S.C.   1350, as
adopted pursuant to   906 of the Sarbanes-Oxley Act of 2002, hereby
certifies, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of   13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Blagman.

Robert Blagman,
Chief Executive Officer
August ___, 2002

This certification accompanies this Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Blagman for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.