Form 10QSB/A
period 2002-09-30
BLAGMAN MEDIA INTERNATIONAL INC
filed 2002-11-20
CIK 1096936

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002, the Registrant had outstanding 17,381,593,667 common shares.

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

Net Revenues

Net revenues (principally from advertising and media placements, commissions and revenue sharing arrangements) for the nine-month period ended September 30, 2002 as compared to the same period in 2001 increased from $589,114 to $4,026,385 (583.4%). The increase in revenues between the two periods of $3,437,271 is attributable to Century Media's gross media billings of $14,402,024 (this compares to $21,983,101 for the same period the prior year). Additional billings generated from Blagman stem from the Red Skelton show, which was billed through Voxcorp. These billings did not continue during the full second quarter nor were there any billings in the third quarter (See "Legal Proceedings"). While billings at Century Media constituted the predominant portion of the overall billings, effective January 1, 2002, Blagman transferred most of its ongoing media billings to Century Media in anticipation of the merger and pursuant to the interim management arrangements between the entities. As a result, very little in the way of billings was generated by Blagman outside of Voxcorp.

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

Operating Expenses

Total operating expenses increased from $4,369,006 to $22,699,837 (419.6%) for the nine month period ended September 30, 2002 principally because of the $9,269,667 charge for non-cash related consulting compensation under existing and new consulting agreements, $8,647,491 from the impairment of goodwill and customer base intangible (good will relates to prior Century acquisitions while customer base intangible relates to the acquisition of Century) and other the expenses related to the operations of Century Media, including the $371,775 management fee which has accrued to Century executives who provided services through a loan-out entity. The increased operating expenses also included $1,372,112 in personnel related costs and $236,781 in rent incurred by Century. The Company anticipates that the fixed categories of costs will continue to decline in future periods as management rationalizes the costs of the former Century operations to revenues and is better able to manage and predict those costs and needs. Additionally, all personnel expenses at the Century Media operation have been eliminated. Operating Costs will be commensurate with increased activities and revenues if successful acquisitions are undertaken or business expands. Minimal new expenses are accruing from Century Media operations and relate primarily to the accrual of interest and lease related expenses.

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

The Company had outstanding loans (short and long-term portions) totaling $2,973,541 at September 30, 2002 compared to $495,500 at December 31, 2001. This significant increase reflects principally the debt obligation of Century Media that existed at the time of the transaction including $424,725 due former Century Media shareholders and the $1,859,564 claimed by TMT Media, Inc. to be due to it (See "Legal Proceedings). When factoring these Century Media debts away from Blagman, the amount of outstanding loans would equal $52,466 at BMII alone.

Losses

While net revenue increased during the period, an increase in total operating expenses from $4,369,006 (during the nine months ended September 30, 2001) to $22,699,837 (at September 30, 2002)
which equates to an $18,330,831 (419.6%) increase over the nine months ended September 30, 2001. The resulting loss of $21,780,633 through the September 30, 2002 quarter end compared to a loss of $3,774,493 for the same period in 2001 (a 477% increase in period-to-period). The increased operating expenses in 2002 consisted principally of the $9,269,667 recorded for share issuances in compensatory transactions, the added expenses from the Century Media operations, professional fees, officers' compensation incurred (but not paid), travel, entertainment and other operating expenses.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, compared to December
31, 2001, the Company's available cash decreased from $199,924 to $40,714 and current assets increased from $616,581 to $2,158,421 (250%).
Accounts payable and accrued expenses at September 30, 2002 were $8,968,473 compared to $342,242 at December 31, 2001, a 2520% increase principally due to the Century Media transactions. At September 30, 2002, deferred revenue had increased to $1,364,866 from $240,000 (469%) at December 31, 2001 due to an increase in overall media billings (this is an actual improvement from the June 30 quarter end and is primarily the result of reduced operations from Century Media in the third quarter).

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

If additional working capital does not become available, management believes that the working capital now available together with funds generated from operations will be insufficient to meet essential capital requirements for the next 12 months. The Company currently maintains a working capital deficiency as well as a stockholders deficiency. As a result, the Company's financial statements for the period ended September 30, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $21,780,633 for the nine months ended September 30, 2002 principally because of non-cash charges of $9,269,667 for consulting fees, the losses from the assimilation of Century Media operations and the $8,647,491 of impairment to goodwill and customer base intangible. The Company has current liabilities of $13,429,948 (including certain significant non-cash charges) and a stockholders deficiency at September 30, 2002 of $11,789,807. It may not be able it to meet its objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2002,4,280,951,696 shares of common stock with a fair value of $5,503,686 were issued for consulting services, of which 3,614,070,000 shares having a fair value of $4,167,261 were issued for services to be performed from the date of issuance of the shares through December 2006. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Certificate of Amendment to Articles of Incorporation of Blagman-Century Media dated October 31, 2002 and filed with Nevada Secretary of State on November 5, 2002 (filed herewith).

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