Form 10KSB
period 2002-12-31
INNOVATION HOLDINGS
filed 2003-05-16
CIK 1096936

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                          Commission File No. 000-27777

        INNOVATION HOLDINGS, INC. F/K/A BLAGMAN MEDIA INTERNATIONAL, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

                      Nevada                                91-192-3501
                      ------                                -----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)               Identification Number)

       1901 Avenue of the Stars, Suite 1700
       ------------------------------------
              Los Angeles, California                          90067
              -----------------------                          -----
     (Address of Principal Executive Offices)               (Zip Code)

                                 (310) 788-5444
                                 --------------
                 Issuer's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issue has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X]Yes [ ]No

Issuer's net revenues for 2002 were $437,241.

The number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 2002 was 19,698,593,667.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

PART I
Item 1. Description of Business                                                                 Page
Item 2. Description of Property                                                                 Page
Item 3. Legal Proceedings                                                                       Page
Item 4. Submission of Matters to a Vote of Security Holders                                     Page
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholders Matters                  Page
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations   Page
Item 7. Financial Statements                                                                    Page
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure    Page
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section   Page
16(a) of the Exchange Act
Item 10. Executive Compensation                                                                 Page
Item 11. Security Ownership of Certain Beneficial Owners and Management                         Page
Item 12. Certain Relationships and Related Transactions                                         Page
Item 13. Exhibits, List and Reports on Form 8-K                                                 Page
Item 14. Controls and Procedures                                                                Page
Signatures                                                                                      Page
Certification                                                                                   Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Innovation Holdings, Inc. f/k/a Blagman Media International, Inc. is a Nevada corporation (collectively with its subsidiaries, the "Company"), which is the successor to a corporation founded in 1961. We are a direct marketing, direct response and media enterprise based in Century City, California which principally provides direct market services and media buying for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we organize direct response media campaigns on radio, television and in print and provide assistance in backend marketing and creative production.

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

The primary purpose of these transactions was to give us access to a public market, to create a new corporate vehicle with which to build a more expansive media-buying infrastructure, thereby allowing us to leverage our direct marketing and direct response efforts. Currently, we are actively pursuing acquisitions and various strategic and working relationships which, if successful, will allow us to create a "network" of alliance partners with the capacity to deliver a broader range of services in a more cost-efficient manner.

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

In 2001, we also actively pursued acquisitions and completed our first industry acquisition transaction in March 2002 when Century Media, Inc. ("Century") became a wholly-owned subsidiary under the name Blagman-Century Media, Inc. ("Blagman-Century"), subsequently renamed Century Media, Inc. We had been negotiating since early 2001 to acquire Century Media, a Santa Monica based advertising agency in business for over ten years with historical billings and placements that ranged from $35 million to $110 million. In 2001, we entered into agreements to acquire all of the outstanding stock of Century, but certain requirements were not satisfied. In October 2001, we concluded that the purchase price for Century, which was then set at $5.7 million cash plus the assumption of significant debt, needed to be substantially reduced as a result of our due diligence conclusions.

In March 2002, we completed the transaction through a merger of a wholly-owned special purpose subsidiary into Century in exchange for the payment of the equivalent of $0.20 per share to the shareholders of Century ($0.025 in cash and the balance in shares of the common stock of the parent company (hereafter "Common Shares"), repayment of $749,778 in debentures through the issuance of Common Shares, and the recognition of debts. As a result, at closing approximately $600,000 in cash and $2.2 million in restricted Common Shares were distributed to holders of existing Century shares, debentures, and certain stock rights. Under the merger agreement, the Common Shares were valued at the closing bid price over the seven days prior to the date of the agreement or $0.0008857, resulting in the issuance of 2,555,651,387 new Common Shares to the holders of Century shares, debentures and certain stock rights. Century also had continuing debt obligations due to affiliates and third parties of approximately $1.6 million, exclusive of trade and contingency obligations. In connection with our interest in the Century transaction, we provided management services to Century from late 2001 to early 2002, essentially on a reimbursement basis. As a result of the overwhelming debt and departures by members of Century, we no longer consider this acquisition viable. We are in the process of resolving all issues related to the Century acquisition.

Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

Business Activities

Our principal business is media buying, with a specific focus on direct marketing and direct response advertising. Direct marketing is any communication or advertisement to a consumer or business that is designed to generate a direct interest in the form of an order for a specific product of service, a request for information, or a visit to a place of business with a predetermined demographic audience. Direct marketing efforts generally attract the response by offering an incentive to the targeted audience through a broad range of media vehicles including catalogs, bill inserts, coupon mailings, telemarketing, events, and traditional direct mail. Direct marketing is intended to gain consumer interest and awareness and produce sales over a period of time through a response to the materials or the broadcast but, generally, direct marketing does not solicit an immediate response or purchase. The Company's revenues for direct marketing services are generated from media commissions which are paid in advance to us as media is placed and purchased and from fees for direct services to the client.

In contrast to direct marketing, direct response utilizes direct marketing's array of media vehicles, but also targets a non-specific demographic audience through media time available as "remnants" or "surplus" after normal network and prime advertising has been purchased. When there is a slowdown or recession in the "general advertiser" market, as existed in the 2001 economic slowdown, the direct response industry can flourish because of the excess media inventory. That trend has slowed due to the dramatic extent of the economic slowdown. Direct response's main purpose is to generate an immediate profitable transaction from the broad non-targeted audience it reaches. Direct response firms handle all aspects of a media campaign by merging the roles of product developer, marketer, and merchant. They often receive a percentage of sales revenues, as well as fees based on time purchased or actual services rendered. While direct response media buys and programming can be either long form (more than 2 minutes and generally 30 minutes in length) or short form (generally 30 to 120 seconds in length), the most commonly recognized direct response format is the "infomercial," a 30-minute television program demonstrating a product, providing testimonials, offering additional tie-in merchandise and motivating the audience to order the product while they are watching.

To date, our major focus has been on direct marketing services. According to the Direct Marketing Association (DMA), overall sales through direct marketing (during 2002, the most recent period available) in the United States were approximately $1.8 trillion and are expected to continue to increase. The proliferation of cable, network and non-network television, Internet and radio has made traditional media choices less effective and audiences harder to reach. This proliferation has increased the obstacles to reaching a mass audience in traditional media formats and increased the cost of capturing a consumer's attention. In contrast to traditional general media marketing, the results of a direct marketing or a direct response campaign are easily quantifiable because any responses can be tied directly to the marketing dollars used to generate them. Clients utilizing direct marketing and direct response campaigns have immediate feedback on whether or not their advertising has effectively translated into sales or revenues.

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

The following chart compares the characteristics of traditional advertising with the direct marketing and direct response approaches:

General Advertising vs. Direct Market and Direct Response

              Advertising                                                  Direct Market And Direct Response
---------------------------------------                             ----------------------------------------------
Purpose is to create positive awareness                             Purpose is to create an instant sale or
                                                                    inquiry for a product or service for product
                                                                    of service.

Builds awareness for a sale                                         Makes a sale or contact now, directly with
                                                                    time and place, under the buyer's control. The
                                                                    customer, at a time a time and place under the
                                                                    seller's control.

Provides Information                                                Seller tests and receives information from the
                                                                    advertiser.

Sells products                                                      Sells offers.

Creates markets                                                     Discovers markets.

Seeks to influence behavior                                         Seeks to model or repeat behavior.

Creates sales                                                       Creates customers.

Vaguely measurable                                                  Fully accountable. Every response is a "market
                                                                    share" measured (cost/order, cost/lead, etc.).

If advertising is an "art," direct mail and direct response are a "science" because variables are documented, tested, and turned into constants, which are "replicated" in further "applications" to achieve the same or better results. Direct response employs a range of strategies and techniques and tests them in various combinations to achieve maximum marketing results at the lowest cost. Based on the current and continuing trends in advertising, direct marketing will be a common form of advertising as the century continues, especially as more and more companies embrace direct marketing to improve their operations results and consumer exposure.

Revenue Sources

The Company currently generates approximately 85% of its total revenues from direct marketing media commissions of which approximately 5% is from radio. Frequently, these commissions are earned and split with other media or advertising agencies. The remaining 10% in revenues represents fees for service contracts and production. The Company also represents its advertising clients for exclusive placement of services covering productions, advertising, marketing/media, telemarketing and fulfillment activities. These services generally include a monthly fee for developing and advising on the complete marketing strategy and tactics, and related market research to establish the target identity and demographic for TV, radio and outdoor placements and a commission on the actual production series. Consistent with industry practice, we approve the media purchase orders, receive full payment from the client before the media airs and remit the media payments after deducting commissions and the media charges as they are billed to us.

Competition

We compete with much larger advertising agencies that have greater financial and personnel resources to service their accounts. We seek to meet the competitive challenges these larger agencies pose. Our boutique size, ability to offer advanced client services and personal attention allows the Company to differentiate itself from many competitors. We compete through our thorough research, selective competitive intelligence on consumer and customer trends, use of our growing database on what motivates people to buy, and the quality and reliability in executing our client's direct response targeted programs. During 2002, some of our clients could also be considered competitors, to the extent they did not outsource the advertising and direct marketing services to us, and the larger worldwide direct marketing and direct response entities. Our main competitors are Hawthorne Media, Cmedia, Mercury Media and most general/traditional advertising firms.

Dependence on Limited Clients

During 2001, two clients, Metrx and Greenpeace, each represented more than 10% of our revenues. Other 2001 clients included Amnesty International, One World Live, Emson and the Red Skelton Estate. In the past several years, other principal clients have included Eastman Kodak, Dodge-Chrysler, Black and Decker and Liberty Medical. After giving effect to the Century transaction, we had associations with over 20 clients, including Visa, Procter & Gamble, Hoover, Whitney Industries, the LA Times as well as our existing accounts. The Company's experience with well respected, non-profit and public service and public policy agencies is helping to enhance the market perception of the long form infomercial industry by shifting the focus of this medium towards higher quality and more respected products, companies and services. Currently, due to a refocus of our business direction, most if not all of our media and advertising transactions are being outsourced to third party entities to enhance the financial growth of Innovation Holdings.

Alliances

We originally expanded our market presence through alliances with larger enterprises and associations where our particular expertise was valuable and our ability, as a smaller entity, to respond quickly in a flexible manner allowed the larger organization to enhance its marketing and advertising services. Historically, our main alliance was with Eicoff & Company, a subsidiary of Ogilvy & Mather. Eicoff & Company is the oldest, largest, and one of the most successful direct marketing firms in the country, and the number one short form-advertising agency in the world with billings exceeding $150 million. After becoming a publically traded company, this alliance was compromised due to possible conflicts with our pending acquisitions, We are currently actively seeking new affiliations.

Financing Transactions

On July 12, 2001, we entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP ("Gazelle") and DRH Investment Company LLC ("DRH"). This agreement covers a total of 450,000,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. The amount of issuable securities is tied to the market price of our Common Stock and as a result of our low stock price during 2002, we have been unable to draw against the equity line of credit.

Pursuant to the terms of the equity line of credit agreement, the dollar amount of each sale is to be determined by us, subject to a maximum limit based on our Common Shares' trading volume. At least 13 trading days must occur between sales. In turn, Gazelle and DRH may sell our stock in the open market, sell our stock to other investors through negotiated transactions or hold our Common Shares in their own portfolios. As a practical matter, access to the equity line also requires an effective registration statement for the resale of such securities and our registration statement is not yet effective.

In July 2001, the Company entered into an agreement with May Davis Group, Inc. to act as exclusive agent in connection with a Securities Purchase Agreement for issuance and sale by the Company through a private placement of 100 Series B convertible preferred shares with a par value of $0.001 per share at a securities purchase price of $10,000 per share for an aggregate amount of $1,000,000 for which the Company has received a full net amount of $810,000 and has issued the Series B Preferred Stock which is convertible as specified, into Common Shares.

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

Employees

As of December 31, 2002, we had 7 full-time employees, in marketing and sales and in operations and general management. None of the employees is a member of any union or collective bargaining organization. We consider our relationship with our employees to be excellent. From time to time, we also contract with independent contractors to assist in our growth and in finance and production. As of December 31, 2002, we also had 2 independent contractors working for us on an as needed basis and concentrating primarily on marketing and public relations. In 2001 effective upon the completion of the merger with Century, Century Media added approximately 35 professional staff and employees. As a result having determined to discontinue the Century Media operations together with budget constraints and our ability to outsource some of the Century functions, there are no Century Media employees employed by the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 1901 Avenue of the Stars in Los Angeles, California where we occupy approximately 3,700 square feet with an annual rent of approximately $120,000. The lease term on the space commenced on April 30 1999 and will continue through April 30 2003. We are currently looking for new space and expect to enter into a new lease at a competitive rate for similar space in a similar location.

The Century Media lease located in Los Angeles, California has been terminated.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the Century Media transaction, TMT Media Corporation asserted that under the April 2000 Acquisition Agreement with Century Media, as a result of the transaction between the Company and Century Media, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century Media. The Company and Century Media dispute this position and are seeking to resolve the matter. In May 2002, TMT filed a lawsuit captioned TMT Media Corporation v. Blagman Century Media, Inc., et al, in Superior Court of California, County of Los Angeles, Case No. BC273368, naming the Company, Century Media and Robert Blagman personally, seeking the accelerated amount of approximately $1,859,564. The named defendants have filed a general denial to TMT Media's allegations and have asserted numerous affirmative defenses. Mr. Blagman has demurred to the allegations raised against him. As a result of a Demurrer, Robert Blagman is no longer personally a party to this lawsuit. The

Company is in the process of preparing a cross-complaint for damages with claims including indemnification, apportionment, breach of fiduciary duty and legal malpractice against the Company's former counsel and former principals of Century Media, Inc.

Suburban Capital Corp. v. Robert Blagman et al., No. 02 CH 12321, is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division. This litigation was initiated to seek delivery of shares allegedly due on account of two loans claimed to have been advanced by Suburban. The Company has delivered shares to the Court pending delivery of the originally pledged shares by the plaintiff. This matter is a result of the Company's actions in connection with the internal investigations on stock activities by the plaintiff and others. The Company has responded to this matter and is actively cooperating in other investigations related to the plaintiff, including pending regulating investigations. The Company anticipates additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreement with the plaintiff and others.

Innovation Holdings, Inv. f/k/a Blagman Media International, Inc. v. Voxcorp, Case No.: SC 071975, is pending before the Superior Court of California in the County of Los Angeles, West District. Blagman Media International, Inc. initiated this lawsuit for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. Innovation Holdings has filed a general denial to Voxcorp's cross-complaint and asserted numerous affirmative defenses to each cause of action. As of the date hereof, the parties are pursuing a mutually acceptable business conclusion. The matter is set to be mediated within next 90 days and a resolution is likely.

Prinvest Capital Corp. v. Century Media, Inc. et al. Case No. BC292131, is pending in the Superior Court of Los Angeles County. This litigation was initiated by a creditor of Century Media in regards to an obligation incurred prior to the merger of Innovation with Century Media. Prinvest Capital is claiming an amount owed of $166, 653.00. The Company will be filing a general denial to the complaint and a cross- complaint for damages with claims including indemnification, apportionment, breach of fiduciary duty and legal malpractice against the Company's former counsel and former principals of Century Media, Inc.

The creditors of Century Media, Inc., a wholly owned subsidiary of the Company, have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with Innovation. The Company disputes these claims and is actively seeking to resolve these matters:
Media Central v. Blagman Media Inc., et al. pending in Los Angeles County Superior Court. Lin Television v. Century Media, Inc. et al. Pending in Los Angeles County Superior Court Case No. 03100896; LA Times v. Century Media, Inc., et al. Pending in Los Angeles County Superior Court. Infinity Broadcasting Corp. v. Blagman-Century Media, Inc. et al. Pending in Civil Court of the City of New York, County of New York; and Whitney Broadcasting, et al. v. Blagman-Century Media, Inc. et al. Pending in Superior Court, Florida

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Until March 10, 2003, our Common Shares traded on the Over the Counter on the Bulletin Board under the symbol BMII.OB. Following the Company's name change, our Common Shares now trade under the symbol INOV.OB.

The following table sets forth the high and low sales price of our Common Shares on its principal market for the fiscal years ended December 31, 2001 and December 31, 2002.

                                 High               Low
                             Sales Price        Sales Price
                             -----------        -----------
2001    First Quarter        $     0.125        $    0.050
        Second Quarter             0.560             0.060
        Third Quarter              0.625             0.030
        Fourth Quarter             0.016            0.0015
2002*   First Quarter        $     0.000        $    0.000

        Second Quarter             0.000              0.000
        Third Quarter              0.000              0.000
        Fourth Quarter             0.000              0.000

*Throughout the fiscal year ended December 31, 2002, our Common Shares traded at prices well-below $0.001 per share.

The number of shareholders of record as of December 31, 2002 was approximately 1,000. However, management estimates, that the total beneficial ownership is significantly larger because of the number of shares held in "street" name.

At December 31, 2002, we had 19,698,593,667 Common Shares outstanding. We have not paid any cash dividends on our Common Shares and have no present intention of paying any dividends. The current policy of the Company is to retain earnings, if any, for use in operations and in the development of its business. The future dividend policy of the Company will be determined from time to time by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included in Item 7 of this Form 10-KSB and elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

General

Results of Operations

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

Net Revenues

Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the year ended December 31, 2002 as compared to the year ended December 31, 2001 decreased from $479,908 to $437,241.

Operating expenses increased $21,431,272 (535%) from $4,003,297 in 2001 to $25,434,569 in 2002 due primarily to the Company cancelling consultant contracts and recognizing $17,965,923 of previously deferred stock based compensation as an expense during 2002 and an increase of $3,262,220 of compensation issued as common shares to various consultants and professionals. Due to the Company's status as a public entity, professional fees, including accounting, consulting, which includes the above recognized deferred stock based compensation, and legal, were $23,646,641 in 2002 as compared to $2,130,341 in 2001, a 1,010%
increase. In addition, insurance costs increased 80% to $159,522 in 2002 from $88,615 in 2001 and payroll expenses increased $212,666 or 23% to $1,143,515 in 2002 from $930,853 in 2001. These increases were offset by an aggregate decrease of $393,533 or 85% to $65,261 in 2002 from $458,794 in 2001 for advertising, commissions, and securities expenses.

The Company also recognized a $3,300,000 expense, which represents the market value of fraudulently issued common shares of the Company, and a loss from discontinued operations of $12,966,399. During 2002, the Company acquired Century Media, Inc. and subsequent to the acquisition the Company determined that Century Media, Inc. did not meet its strategic objectives and decided to discontinue and abandon the operations of Century Media, Inc., therefore, the operations of Century Media, Inc. are included in discontinued operations. The total net loss of the Company in 2002 was $41,322,148 compared to $3,527,839 for 2001 or a 1,071%.

The Company is continuing to rationalize its operating expenses to its revenues and the needs of a public entity. We also are increasing the use of the computer tracking system and technology systems. While management believes that it has now addressed the principal effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unisat and MNS transactions, from the Company's early experiences as a public entity and from consultant payments, the Company may continue to use equity, debt and cash to complete acquisitions or to fund other compensation matters, including amounts due to Robert Blagman as deferred salaries and signing bonus amounts under their respective employment agreements and the pre-existing Board commitment to allow Robert Blagman to maintain up to 51% equity ownership in the Company.

Interest expense was not a significant item in 2001 or 2002 and increased from $20,602 in 2001 to $58,958 (186%) in 2002. Because the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small. In February 2001, $75,000 in shareholder loans were repaid and at December 31, 2001, loans due from shareholders who had deferred salaries, signing bonus and other compensation were $146,437. As of December 31, 2002, the Company had offset the loans due from shareholders with advances received from the shareholders during the year, with a net balance of $112,844.

Liquidity and Capital Resources

For the year ended December 31, 2002, compared to December 31, 2001, the decrease in cash and due from officer from $199,924 and $146,437, respectively, to $0 for each account was offset by an increase from $5,894 to $31,779, net in accounts receivable and an increase from $264,326 to $341,561 in other current assets in 2002, consisting principally of advanced media costs. These changes, including the addition of $9,645 at December 31,2002 of assets related to discontinued operations, resulted in an overall decrease in current assets from $616,581 to $382,985 (37%) from December 31, 2001 to December 31, 2002.

Accounts payable and accrued expenses, including cash overdraft at December 31, 2002 was $1,554,758 compared to $342,242 at December 31, 2001 (354% increase).
Accrued compensation to officer and amounts due to officer increased from $721,910 at December 31, 2001 to $1,427,236 at December 31, 2002 (97% increase).
Additionally, the Company reflected $10,400,999 as total liabilities related to discontinued operations. The significant decrease in the working capital of the Company is a direct result of the acquisition of Century Media as well as the adverse effects of the departure of key employees in third quarter 2002. As the employees departed most of the active accounts departed Century as well. The debt associated with Century was the single and most devastating factor. That attempt to manage the debt, the layoffs, resignations and loss of major accounts resulted in a total shut down of the Century operation. The Century operation also caused a tremendous drain on all cash flow, time, focus and assets at Blagman Media.

During 2002, the Company issued Common Shares of which 498,550 were issued related to the acquisition of Century Media, 2,189,416 were issued as Non-Cash Compensation, 15,000 were issued for a failed acquisition, and 965,200 were fraudulently issued. These transactions resulted in 3,819,639 Common Shares outstanding at December 31, 2002. During 2002, the Company recorded additional paid-in capital of $10,877,846 from the issuance of these shares, resulting in a total shareholders deficit of $13,424,366 at December 31, 2002 compared to a deficit of $964,989 at December 31, 2001.

During 2002, the market price of our Common Shares dropped precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through shorting by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued Common Shares which we undertook to compensate consultants in our industry, to support Company growth and, more recently, to effect the Century transaction. While our shareholder base has increased significantly, our share price remains very depressed and has not responded to our continued increased growth or the Century transaction.

Management is currently sorting out the Century transaction and collateral issues associated with that transaction and pursuing other initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms.

During 2002, we focused a significant effort to the integration of Century Media, leveraging the complementary aspects of our two companies and our respective staff and client bases to increase overall business results. While the Century Media transaction adds existing debt and trade payables, management believes that these obligations are being contained and can be funded from operations, internal organic growth, increased billings, legal avenues and extensive operating cost reductions and efficiencies. We have departed from our earlier strategy to assist in funding selected aspects of the growth of Century Media and new strategic hires and alliances that will not facilitate positive financial growth. Gerald Bagg, who was the President of Century Media under the previous ownership resigned his position as did other key employees.

The Company intends to continue to seek additional working capital to meet its operating requirements and to provide further capital for expansion, acquisitions or strategic alliances with businesses that are complementary to the Company's long-term business objectives. Additional capital will be needed to maintain the growth plans of the Company. In addition negotiations and payment plans will be established for preexisting Century debt.

If substantial additional working capital does not become available, management believes that the active search and completion of key acquisitions along with proper legal restructuring and planning will be sufficient to meet essential capital requirements for the next 12 months but will not support growth.

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended December 31, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $41,322,148 for the year ended December 31, 2002, and has a working capital deficiency of $13,069,986 and a stockholders deficiency at December 31, 2002 of $13,424,366, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Financial Pronouncements

The Financial Accounting Standards Board has recently issued new accounting pronouncements. Please see Note 1 to the financial statements for a summary of these pronouncements. Management does not beleive that the adoption of these pronouncements will have a material effect on the financial position or results of operations of the Company.

Forward-Looking Statements

Except for historical information contained herein, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in prospectus.

Critical Accounting Policies.

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based upon the foregoing definition, the registrant's most critical accounting policies include:

Revenue Recognition

The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. Included in the monies received from advertising clients are amounts which represent the reimbursement of media time purchased on behalf of the customer for the related advertisements. These media purchase reimbursements have been accounted for as an offset to the related media purchases for the respective advertisement and not as gross revenues as required under EITF 99-19 and SAB 101. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company earns commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

Goodwill

In July 2001, the FASB issued SFAS No. 142, 'Goodwill and Other Intangible Assets,' which was required to be adopted for fiscal 2002. SFAS No. 142 established accounting and reporting standards for goodwill and intangible assets resulting from business combinations. SFAS No. 142 included provisions discontinuing the periodic amortization of, and requiring the assessment of the potential impairments of, goodwill (and intangible assets deemed to have indefinite lives). As SFAS No. 142 replaced the measurement guidelines for goodwill impairment, goodwill not considered impaired under previous accounting literature may be considered impaired under SFAS No. 142. SFAS No. 142 also required that the Company complete a two-step goodwill impairment test. The first step compared the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, goodwill is not considered to be impaired and the second step was not required. SFAS 142 required completion of this first step within the first six months of initial adoption and annually thereafter. If the carrying amount of a reporting unit exceeded its fair value, the second step is performed to measure the amount of impairment loss. The second step compared the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process was only performed for purposes of evaluating goodwill impairment and did not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill. Upon the initial adoption, any impairment loss identified was presented as a change in accounting principle, net of applicable income tax benefit, and recorded as of the beginning of that year. Subsequent to the initial adoption, any impairment loss recognized would be recorded as a charge to income from operations.

Asset Impairment

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to our directors and executive officers:

      Name             Age                                   Position
----------------     ------             -------------------------------------------------
Robert Blagman         46               Chairman of the Board and Chief Executive Officer
Andy Given             44               Director
Walter Lubars(1)       72               Director
Jeff Wald(1)           51               Director

ROBERT BLAGMAN founded our business as a sole proprietorship in 1994 and has been the chief executive of the company and chairman of the Board of Directors since the transactions with Unisat, Inc. in August 1999. Prior to founding the enterprise, he was an executive in advertising marketing at: Disney KCAL Channel in Los Angeles (national advertising sales manager 1992-1994); KCOP in Los Angeles (local advertising sales manager 1989-1992); and Katz Communications (various titles leading to national advertising sales manager 1978-1989).

ANDREW GIVEN has served as President of Production for The Shooting Gallery and as head of Gun For Hire (motion picture/television production). From 1990 to 1999, he held numerous management and other positions at Universal Studios, including an executive producer focused on cost management of films. Mr. Givens has served on the Company's Board of Directors since August 1999.

WALTER LUBARS has been a professor of advertising at Boston University for over 30 years. Mr. Lubars now is semi-retired and works part-time as a professor emeritus. He has served on the Board of Directors of the Company since August 1999.

JEFF WALD has been the New Director for KTLA Channel 5 in Los Angeles for the past five years. KTLA is part of the Tribune Company. He has served on the Board of Directors of the Company since August 1999.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for 2000, 2001, and 2002 each component of compensation paid or awarded to, or earned by, our executive officers.

                                    ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                          ---------------------------------------------------------------------------------------
                                                                        AWARDS            PAYOUTS
                                                                    ---------------------------------
                                                                                 SECURITIES
                                                                                   UNDER-
                                                                    RESTRICTED     LYING                ALL OTHER
  NAME AND                                          OTHER ANNUAL      STOCK       OPTIONS/     LTIP      COMPEN-
 PRINCIPAL                  SALARY       BONUS      COMPENSATION     AWARD(S)       SARs      PAYOUTS    SATION
  POSITION         YEAR      ($)          ($)            ($)           ($)          (#)         ($)        ($)
-----------------------------------------------------------------------------------------------------------------
Robert Blagman,    2002   $342,000(8)  $150,000(9)       -                 -
CEO                2001   $300,000(1)  $150,000(6)       -                 -            -        -          -
                   2000   $240,000(2)  $150,000          -                 -            -        -          -
-----------------------------------------------------------------------------------------------------------------

                   2002   $180,000(8)  $116,666(9)       -                 -            -        -          -
Leslie Blagman*    2001   $150,000(1)  $116,666(6)       -                 -      100,000(4)     -          -
                   2000   $135,000(2)  $116,666          -           150,000(3)    50,000(5)     -          -
-----------------------------------------------------------------------------------------------------------------

Michelle           2002   $111,212     $  5,000          -        10,050,000            -        -          -
Fuchs**            2001   $125,000            -          -                 -            -        -          -
                   2000   $125,000            -          -                 -            -        -          -
-----------------------------------------------------------------------------------------------------------------

*Leslie Blagman resigned as our Secretary and COO on June 1, 2001. The Company continues to pay Mrs. Blagman pursuant to the terms of her contract.

** Michelle Fuchs resigned has position as of February 15, 2003.

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

(4) Reflects options to acquire 100,000 shares of common stock of the Innovation Holdings, Inc. f/k/a Blagman Media International, Inc. 1961 ("Common Shares") granted on January 23, 2001 to Leslie Blagman as Secretary, not as Chief Operating Officer. The options are fully vested and exercisable until January 23, 2006 at $0.09 per share.

(5) Reflects options to acquire 50,000 shares of common stock of the Innovation Holdings, Inc. f/k/a Blagman Media International, Inc. 1961 ("Common Shares") granted on November 8, 2000 to Leslie Blagman as Secretary, not as Chief Operating Officer. The options are fully vested and exercisable until September 30, 2005 at $0.25 per share.

(6) Bonuses for Robert and Leslie Blagman for the year 2001 have been deferred.

(8) Robert Blagman has received $137,250 of his annual salary and Leslie Blagman has received $66,000 of her annual salary.

(9) Robert Blagman and Leslie Blagman have not received bonuses for the fiscal year ended 2002.

OTHER COMPENSATION

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2002 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2002 which provides for such payment, except for an employee stock incentive plan. The Registrant had granted options to purchase 18,600,000 shares of common stock pursuant to the 2002 Stock Compensation Plan during the fiscal year ended December 31, 2002.

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

On June 1, 2001, Ms. Blagman resigned as Secretary and Chief Operating Officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2002, (19,698,593,667 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, individually and as a group:

----------------------------------------------------------------------------------------------------------------------------
                          NAME AND ADDRESS OF BENEFICIAL             AMOUNT OF BENEFICIAL OWNERSHIP
TITLE OF CLASS                       OWNER(1)                                     (2)                       PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Alex Varonos                                          1,879,000,000                        9.3%
                       2899 Agoura Rd., #775
                       Westlake Village, CA 91361
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Robert Blagman                                          628,064,000                        3.0%
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Andrew Given                                                150,000(3)                       *
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Common Stock           Walter Lubars                                             5,150,000(3)                       *
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Jeffrey Wald                                                150,000(3)                       *
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Leslie Blagman                                              150,000(3)                       *
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------
Common Stock           Michelle Fuchs                                           10,050,000                          *
                       1901 Avenue of the Stars
                       Suite 1710
                       Los Angeles, CA 90067
----------------------------------------------------------------------------------------------------------------------------
                                                                               643,714,000                        4.0%
Common Stock           All Executive Officers and Directors
                       as a group
----------------------------------------------------------------------------------------------------------------------------

* Owns less than 1%

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) Included within this amount are options to purchase 50,000 shares of common stock of the Company, which were granted on November 8, 2002, pursuant to the Company's Employee Stock Incentive Plan. These options are currently exercisable at $0.025 per share and expire on September 30, 2005 and options to purchase 100,000 shares of common stock of the Company, which were granted on November 23, 2001, pursuant to the Company's Employee Stock Incentive Plan. These options are currently exercisable at $0.09 per share and expire on January 23, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2002, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

a) Exhibits.

Exhibits included or incorporated by reference herein are set forth under the
Exhibit Index

b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003                            Innovation Holdings, Inc.
                                               By: /s/ Robert J. Blagman
                                               Robert J. Blagman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated

Date: May 15, 2003                             /s/ ANDREW GIVEN
                                               ---------------------------------
                                               Andrew Given

Date: May 15, 2003                             /s/ WALTER LUBARS
                                               ---------------------------------
                                               Walter Lubars

Date: May 15, 2003                             /s/ JEFFREY WALD
                                               ---------------------------------
                                               Jeffrey Wald

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Innovation Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Blagman, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of Innovation Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert Blagman
Robert Blagman
President/Chief Executive Officer
May 15, 2003

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)

                                    CONTENTS

PAGE    F-1            INDEPENDENT AUDITORS' REPORT

PAGE    F-2            CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002
                       AND 2001

PAGE    F-3            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                       YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGE    F-4            CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED
                       DECEMBER 31, 2002 AND 2001

PAGE    F-5            CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                       YEARS ENDED DECEMBER 31, 2002 AND 2001

PAGES   F-6 - F-19     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                       DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
 Innovation Holdings, Inc.
 (Formerly Blagman Media International, Inc.)

We have audited the accompanying consolidated balance sheets of Innovation Holdings, Inc. f/k/a Blagman Media International, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Innovation Holdings, Inc. (f/k/a Blagman Media International, Inc.) and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company had a net loss of $41,322,148, a working capital deficiency of $13,069,986 and stockholders' deficiency of $13,424,366. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 12, 2003

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                                      2002            2001
                                                                                                  ------------    ------------
                                     ASSETS
CURRENT ASSETS
 Cash                                                                                             $          -    $    199,924
 Accounts receivable                                                                                    31,779           5,894
 Prepaid media and other current assets                                                                341,561         264,326
 Due from officer                                                                                            -         146,437
 Assets related to discontinued operations                                                               9,645               -
                                                                                                  ------------    ------------
     Total Current Assets                                                                              382,985         616,581
                                                                                                  ------------    ------------

PROPERTY & EQUIPMENT - NET                                                                             104,902          58,586
                                                                                                  ------------    ------------

OTHER ASSETS
 Deposits                                                                                                4,576           4,496
 Deposit on investment                                                                                       -         155,000
                                                                                                  ------------    ------------
     Total Other Assets                                                                                  4,576         159,496
                                                                                                  ------------    ------------

TOTAL ASSETS                                                                                      $    492,463    $    834,663
                                                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                                                                   $     11,782    $          -
 Loans payable - current portion                                                                        50,000          50,000
 Accounts payable and accrued expenses                                                               1,542,976         342,242
 Accrued compensation - officers                                                                     1,314,392         721,910
 Deferred revenue                                                                                            -         240,000
 Due to officer                                                                                        112,844               -
 Capital lease obligation - current portion                                                             19,978               -
 Liabilities related to discontinued operations                                                     10,400,999               -
                                                                                                  ------------    ------------
     Total Current Liabilities                                                                      13,452,971       1,354,152
                                                                                                  ------------    ------------

LONG-TERM LIABILITIES
 Loans payable                                                                                         445,500         445,500
 Capital lease obligation - long-term portion                                                           18,358               -
                                                                                                  ------------    ------------
     Total Long-Term Liabilities                                                                       463,858         445,500
                                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                                   13,916,829       1,799,652
                                                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock,
  10,000,000 shares authorized, 0 shares issued and outstanding                                              -               -
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100
  shares authorized, 100 shares issued and outstanding                                                       1               1
 Common stock, $.001 par value, 20,000,000,000 shares authorized, 3,819,639 and 151,472 shares
  issued and outstanding in 2002 and 2001, respectively                                                  3,819             151
 Additional paid in capital                                                                         35,587,400      24,709,554
 Accumulated deficit                                                                               (49,015,586)     (7,693,438)
                                                                                                  ------------    ------------
                                                                                                   (13,424,366)     17,016,268
 Subscriptions receivable                                                                                    -         (15,334)
 Deferred stock based compensation                                                                           -     (17,965,923)
                                                                                                  ------------    ------------

     Total Stockholders' Deficiency                                                                (13,424,366)       (964,989)
                                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    $    492,463    $    834,663
                                                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                          2002              2001
                                                      ------------      ------------
REVENUES - NET                                        $    437,241      $    479,908
                                                      ------------      ------------

OPERATING EXPENSES
 Selling, general and administrative                    25,401,245         3,987,944
 Depreciation                                               33,324            15,353
                                                      ------------      ------------
      Total Operating Expenses                          25,434,569         4,003,297
                                                      ------------      ------------

LOSS FROM OPERATIONS                                   (24,997,328)       (3,523,389)
                                                      ------------      ------------
OTHER INCOME (EXPENSE)
 Loss on fraudulent issuance of common stock            (3,300,000)                -
 Interest expense - other                                  (58,958)          (20,602)
 Interest expense - related party                                -            (5,444)
 Interest income                                               537             6,052
 Other income                                                    -            15,544
                                                      ------------      ------------
      Total Other (Expense)                             (3,358,421)           (4,450)
                                                      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                        (28,355,749)       (3,527,839)

LOSS FROM DISCONTINUED OPERATIONS                      (12,966,399)                -
                                                      ------------      ------------

NET LOSS                                              $(41,322,148)     $ (3,527,839)
                                                      ============      ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED-
CONTINUING OPERATIONS                                 $     (14.62)     $     (61.15)
                                                      ============      ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED-
DISCONTINUED OPERATIONS                               $      (6.68)     $          -
                                                      ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                          1,940,117            57,693
                                                      ============      ============

          See accompanying notes to consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                          Additional
                                  Preferred Stock      Common Stock         Paid-In       Accumulated
                                  Shares   Amount     Shares    Amount      Capital         Deficit
                                  ------   ------     --------  ------    -----------     ------------

Balance, January 1, 2001              -    $    -        4,481  $    4    $ 3,973,939     $ (4,165,599)

Stock issued for subscriptions        -         -          100       -         40,000                -

Stock issued for services             -         -      146,892     147     19,680,072                -

Stock issued for cash               100         1            -       -        999,999                -

Forgiveness of debt to related
 party                                -         -            -       -         15,544                -

Net Loss 2001                         -         -            -       -              -       (3,527,839)
                                   ----    ------    ---------  ------    -----------     ------------

Balance, December 31, 2001          100         1      151,473     151     24,709,554       (7,693,438)

Stock issued for acquisition of
 Century Media, Inc.                  -         -      203,972     204        903,088                -

Stock issued for Century Media
 debentures                           -         -      294,578     295      1,304,245                -

Stock issued for services             -         -    2,189,416   2,189      5,214,327                -

Stock issued for failed
 acquisition                          -         -       15,000      15        172,485                -

Stock issued fraudulently             -         -      965,200     965      3,299,035                -

Subscription receivable               -         -            -       -        (15,334)               -

Deferred stock compensation           -         -            -       -              -                -

Net Loss 2002                         -         -            -       -              -      (41,322,148)
                                   ----    ------    ---------  ------    -----------     ------------
BALANCE,
 DECEMBER 31, 2002                  100    $    1    3,819,639  $3,819    $35,587,400     $(49,015,586)
                                   ====    ======    =========  ======    ===========     ============

                                                      Deferred Stock
                                    Subscriptions          Based
                                     Receivable        Compensation          Total
                                    -------------     --------------     ------------

Balance, January 1, 2001            $    (215,334)    $            -     $   (406,990)

Stock issued for subscriptions            (40,000)                 -                -

Stock issued for services                 240,000        (17,965,923)       1,954,296

Stock issued for cash                           -                  -        1,000,000

Forgiveness of debt to related
 party                                          -                  -           15,544

Net Loss 2001                                   -                  -       (3,527,839)
                                    -------------     --------------     ------------

Balance, December 31, 2001                (15,334)       (17,965,923)        (964,989)

Stock issued for acquisition of
 Century Media, Inc.                            -                  -          903,292

Stock issued for Century Media
 debentures                                     -                  -        1,304,540

Stock issued for services                       -                  -        5,216,516

Stock issued for failed
 acquisition                                    -                  -          172,500

Stock issued fraudulently                       -                  -        3,300,000

Subscription receivable                    15,334                  -                -

Deferred stock compensation                     -         17,965,923       17,965,923

Net Loss 2002                                   -                  -      (41,322,148)
                                    -------------     --------------     ------------
BALANCE,
 DECEMBER 31, 2002                  $           -     $            -     $(13,424,366)
                                    =============     ==============     ============

          See accompanying notes to consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                        2002              2001
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                                $(28,355,749)     $ (3,527,839)
 Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
 Depreciation and amortization                                            33,324            15,352
 Provision for bad debt                                                   24,474                 -
 Loss on fraudulent issuance of common stock                           3,300,000                 -
 Stock issued for failed acquisition                                     172,500                 -
 Forgiveness of debt to related party                                          -            15,544
 Stock issued for compensation and services                           23,182,439         1,954,296
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                  (50,359)            9,675
    Prepaid media and other current assets                               (77,235)         (239,468)
    Deposits                                                             154,920               (40)
  Increase (decrease) in:
    Accounts payable and accrued expenses                              1,200,734           234,843
    Media cost refunds payable                                                 -           (33,287)
    Accrued compensation - officers                                      592,482           366,243
    Deferred revenue                                                    (240,000)          (10,000)
    Due to/from officer                                                  259,281           (39,670)
                                                                    ------------      ------------
         Net Cash Provided By (Used In) Operating Activities             196,811        (1,254,351)
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (27,401)           (2,201)
 Deposit on investment                                                  (367,213)         (155,000)
                                                                    ------------      ------------
         Net Cash Used In Investing Activities                          (394,614)         (157,201)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan proceeds                                                                 -           445,500
 Repayment of loans                                                            -           (13,768)
 Cash overdraft                                                           11,782                 -
 Cash from issuance of preferred stock to investors                            -         1,000,000
 Payments under capital lease obligation                                 (13,903)                -
                                                                    ------------      ------------
         Net Cash (Used In) Provided By Financing Activities              (2,121)        1,431,732
                                                                    ------------      ------------

NET (DECREASE) INCREASE IN CASH                                         (199,924)           20,180

CASH - BEGINNING OF YEAR                                                 199,924           179,744
                                                                    ------------      ------------

CASH - END OF YEAR                                                  $          -      $    199,924
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for - interest                            $     43,252      $     26,046
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In March 2002, the Company issued 429,396 shares of common stock with a fair value of $1,901,582 for the acquisition of Century Media, Inc. including the payoff of existing debentures, options and notes on the books of the acquiree.

The Company acquired $52,239 of property and equipment through capitalized leases during the three months ended March 31, 2002.

          See accompanying notes to consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         (A) ORGANIZATION

         The predecessor to Blagman Media International, Inc. (the publicly reporting entity) was formed as a Nevada corporation in 1961 and became Blagman Media International, Inc. in 1999. A separate corporation with the same name was formed on January 29, 1999 upon incorporation from a sole proprietorship and became an operating subsidiary of the public entity through a shares exchange in April 2000. The two entities, parent and subsidiary, are sometimes referred to collectively as (the "Company"). The Company is a global direct response marketing and advertising agency that produces response-driven infomercials, and provides product placement, media buying, medical marketing, production and syndication of television programming, and other associated transactional media business pursuits.

         On February 28, 2001, the Company incorporated a wholly owned subsidiary, Blagman USA, Inc., for the purpose of initiating future mergers. The Subsidiary has had no activity for the year ended December 31, 2002, but participated in the merger with Century Media, Inc. (See
         Note 2).

         On March 22, 2002, the Company acquired 100% of the outstanding common stock of Century Media, Inc., a California corporation engaged in the media business (See Note 2).

         On February 10, 2003, the stockholders of the Company approved an amendment to the articles of incorporation changing the name of the Company to Innovation Holdings, Inc. (referred to as the "Company").

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying 2002 and 2001 consolidated financial statements of the Company include the accounts of the parent entity and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         (D) CASH

         Cash consists of cash on deposit at financial institutions.

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

         The carrying amounts of the Company's accounts receivable, cash overdraft, accounts payable and accrued expenses, accrued compensation, deferred revenue, capital lease obligation and notes and loans payable, approximate fair value due to the relatively short period to maturity for these instruments.

         (F) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

         (G) IMPAIRMENT OF LONG-LIVED ASSETS

         Beginning January 1, 2002, the Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company recorded impairment charges of $3,048,484 created during the Century Media acquisition and $5,599,007 related to the customer list obtained during the Century Media acquisition and $167,649 for fixed assets acquired in the Century Media acquisition as the Company determined these assets were not recoverable (See Note 2).

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         (H) REVENUE RECOGNITION

         The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. Included in the monies received from advertising clients are amounts which represent the reimbursement of media time purchased on behalf of the customer for the related advertisements. These media purchase reimbursements have been accounted for as an offset to the related media purchases for the respective advertisement and not as gross revenues as required under EITF 99-19 and SAB 101. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company earns commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

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

         (K) EARNINGS (LOSS) PER SHARE

         Net loss per common share for the years ended December 31, 2002 and 2001 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". All share and per share amounts have been restated to give effect to a 5,000 for 1 reverse stock split discussed in Note 6.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         (L) SEGMENT INFORMATION

         The Company follows Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." During 2002 and 2001, the Company only operated in one segment, therefore, segment disclosure has not been presented.

         (M) RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures when the

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         Management does not expect the impact from these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

         (N) STOCK OPTIONS

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS 123"), the Company has elected to account for Stock Options issued for services in accordance with SFAS 123.

         (O) RECLASSIFICATION

         Certain prior year's balances have been reclassified to conform to the current year's presentation.

NOTE 2   DISCONTINUED OPERATIONS

         Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century") by merging Blagman USA, Inc., into Century.

         Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, the Company remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000 (See Note 10(A)).

         At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of $903,292, and 14,377 options.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         As of December 31, 2001, in connection with the above merger, the Company had advanced Century $187,322 for operating expenses which was included in prepaid and other current assets and $155,000 for costs in connection with the closing of the merger which was shown as a deposit on investment. At the time of the acquisition, these costs were considered part of the purchase price and were reclassified into goodwill, accordingly.

         In relation to the acquisition, the Company recorded goodwill in the amount of $3,048,484, of which $2,321,360 was on the balance sheet of Century Media on the acquisition date, and recorded an intangible asset of $5,855,286 related to the customer list acquired. The Company evaluated the customer list and assigned it a three-year life.

         The Company's management performs on-going business reviews based on quantitative and qualitative measures and assesses the need to record impairment losses when impairment indicators are identified. In the third quarter of 2002, the review made by management of the Company determined that the goodwill related to Century's business and the customer list acquired in the acquisition were not recoverable. The Company then recorded impairment charges of $3,048,484 and $5,599,007 (net of amortization) related to the goodwill and customer list, respectively.

         In December 2002, management of the Company determined that it would no longer invest its capital and human resources into Century and entered into a plan to discontinue and abandon the operations of Century. Effective with the fourth quarter of 2002, this operating entity is reflected as a discontinued operation.

         Revenues and loss from discontinued operations were as follows:

Revenues                                                                  $    3,459,294
Net loss from discontinued operations                                     $   12,966,399

         Assets and liabilities of the discontinued operations were as follows:

Assets
 Cash                                                                     $          313
 Prepaid expenses                                                                  7,005
 Deposits                                                                          2,327
                                                                          --------------
     Total Assets                                                         $        9,645
                                                                          --------------

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

Liabilities
 Accounts payable                                                         $    5,606,399
 Accrued expenses                                                              1,113,699
 Deferred revenue                                                              1,364,866
 Notes payable                                                                 2,286,755
 Capital lease obligation                                                         29,280
                                                                          --------------
     Total Liabilities                                                        10,400,999
                                                                          --------------

Net liabilities of discontinued operations                                $   10,391,354
                                                                          ==============

         The creditors of Century Media have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

NOTE 3   DUE TO OFFICER

         During the years ended December 31, 2002 and 2001, an officer of the Company made and received advances to and from the Company to assist with operations. These advances were non-interest bearing and have no set repayment terms. As of December 31, 2002, the Company owed the officer $112,844. As of December 31, 2001, the officer owed the Company $146,437, which was fully repaid as of December 31, 2002.

NOTE 4   PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment as of December 31:

                                                2002            2001
                                            ------------    ------------
Computer equipment                          $    106,083    $     30,176
Furniture and fixtures                            43,852          42,062
Office equipment                                  14,973          13,030
Leasehold improvements                             2,876           2,876
                                            ------------    ------------
                                                 167,784          88,144
Less: Accumulated depreciation                   (62,882)        (29,558)
                                            ------------    ------------
      Property and equipment - net          $    104,902    $     58,586
                                            ============    ============

         Depreciation expense was $33,324 and $15,329 in 2002 and 2001, respectively.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 5   NOTES AND LOANS PAYABLE

         The following schedule reflects notes and loans payable as of December 31:

                                                                      2002         2001
                                                                    --------     --------
Note payable, interest at 6% due March 31, 2001.
The holder of the note is currently not demanding
 payment and the note continues to accrue interest                  $ 50,000     $ 50,000

Note payable - related party, interest at 6%,
due March 30, 2006                                                   163,500      163,500

Note payable - stockholder, interest at 6%,
due April 2, 2006                                                     85,000       85,000

Note payable - stockholder, interest at 6%,
due April 9, 2006                                                    197,000      197,000
                                                                    --------     --------
                                                                     495,500      495,500
Less current portion                                                  50,000       50,000
                                                                    --------     --------
Notes and loans payable                                             $445,500     $445,500
                                                                    ========     ========

NOTE 6   STOCKHOLDERS' DEFICIENCY

         On February 16, 2000, the Board of Directors agreed to offer up to 250 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities and Exchange Act of 1933, as amended, at $0.80 per share. The offer was fully subscribed to by September 30, 2000 and $984,666 of the $1,000,000 subscription has been received as of December 31, 2001. In 2002, the balance due on the subscription receivable of $15,334 was deemed uncollectable and written off against additional paid-in capital.

         In 2001, the Company issued 146,892 shares of common stock for compensation, consulting, legal and other services having a fair value of $19,680,219 based upon the per share fair value at the date of the issuance. At December 31, 2001, $17,965,923 of this amount was for future services, and had been deferred and shown as a contra to equity. During 2002, the underlying contracts and agreements for the above services and stock-based compensation were cancelled, terminated or expired and therefore the entire $17,965,923 was expensed at December 31, 2002.

         During 2001, the Company issued 100 shares of common stock for a subscription receivable of $40,000.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

         During July 2001 the Company issued 100 Series B super convertible preferred stock (the "preferred shares") for cash of $1,000,000. Each of the preferred shares has a par value of $.001 and a stated value of $10,000 per share. Among the rights attendant to the preferred shares are:

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

         On July 25, 2002, the Board of Directors of the Company increased the total authorized common stock from 5,000,000,000 to 20,000,000, 000 par value $.001 per share.

         During 2002, 2,189,416 shares of common stock with a fair value of $5,216,516 were issued for consulting services. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

         During 2002, management of the Company deemed that 965,200 shares of common stock were fraudulently issued. However these shares were not recorded by the Company until December 31, 2002, when it was discovered that as part of the fraud, such shares were also subsequently sold in the open market and are no longer recoverable. These shares were recorded on the books at their fair value and the Company recognized a charge of $3,300,000 as a loss on fraudulent issuance of common stock (See Note 10(B)).

         In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

NOTE 7   COMMITMENTS AND CONTINGENCIES

         (A) OPERATING LEASES

         The Company leases its corporate offices, office equipment and a company car under non-cancelable operating lease agreements. Remaining minimum annual rentals under these leases are as follows:

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

       Years Ending
       December 31               Amount
-------------------------       --------
           2003                 $ 42,437
           2004                    5,023
           2005                    3,767

         Rent expense under the operating leases for the years ended December 31, 2002 and 2001 was approximately $99,000 and $94,000, respectively.

         (B) EMPLOYMENT AGREEMENTS

         On January 1, 2000, the Company entered into employment agreements with the Chief Executive Officer (CEO) and Chief Operations Officer (COO) for five and three years, respectively. The agreements call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the CEO and $135,000 to $180,000 for the COO. The agreements also call for signing bonuses of $750,000 for the CEO and $350,000 for the COO to be paid in equal monthly payments over the term of the respective employment agreements. For the years ended December 31, 2002 and 2001, the Company incurred expenses related to these agreements in the aggregate of $788,667 and $716,667, and $1,314,392 and $721,910 has been accrued at December 31, 2002 and 2001, respectively.

         Effective January 2002, the COO resigned her position with the Company. The employment agreement will be fulfilled by the Company in accordance with its original terms.

NOTE 8   CONCENTRATIONS

         The Company maintains cash balances in one financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2002, the Company did not have cash balances in excess of the FDIC limits.

         Approximately 97% and 92% of revenues were derived from one and four customers, respectively, for the years ended 2002 and 2001. Approximately 80% and 87% of accounts receivable was due from one customer as of December 31, 2002 and 2001, respectively.

NOTE 9   INCOME TAXES

         Income tax expense (benefit) for the years ended December 31, 2002 and 2001 is summarized as follows:

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                                   2002    2001
                                   ----    ----
Current:
  Federal                          $  -    $  -
  State                               -       -
  Deferred - Federal and State        -       -
                                   ----    ----
Income tax expense (benefit)       $  -    $  -
                                   ====    ====

         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 as follows:

                                                           2002               2001
                                                     ---------------     --------------
U.S. Federal income tax benefit                      $   (11,135,569)    $   (1,186,642)

Effect of unused net operating loss carryforward          11,135,569          1,186,642
                                                     ---------------     --------------

                                                     $             -     $            -
                                                     ===============     ==============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                            2002                2001
                                       --------------     ---------------
Deferred tax assets:
Net operating loss carryforward        $   13,593,446     $     2,457,877
                                       --------------     ---------------
  Total gross deferred tax assets          13,593,446           2,457,877
Less valuation allowance                  (13,593,446)         (2,457,877)
                                       --------------     ---------------

  Net deferred tax assets              $            -     $             -
                                       ==============     ===============

         As of December 31, 2002, the Company had a net operating loss carryforward of approximately $39,980,723 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2018 through 2022.

         The valuation allowance as of January 1, 2002 was $2,457,877. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of approximately $11,135,569.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 10  LITIGATION

         (A)  Subsequent to the Blagman/Century merger transaction described in
              Note 2, TMT Media Corporation ("TMT") has asserted that under the April 2000 acquisition agreement (whereby Century acquired TMT), as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to the $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century.

              The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding TMT Media Corporation vs. Blagman Century Media, Inc. et al. (Superior Court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin a mediation in June to resolve this case.

         (B) In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The Company filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement") effective August 2002 to register shares. In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the Curative Review Process is complete to withdraw the Removed Shares from registration. In connection with this, the Company has had suit filed against them by a third party pending in the Circuit Court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff. As stated above, more information on issues related to the collateral

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

              damage of the Company's association with certain financial advisors and organizations can be found on the Securities and Exchange Commission (SEC) website. Additional lawsuits may be filed by the Company against all parties involved in the fraud if any issues related to such fraud have an adverse effect on the Company.

              The Company has initiated a complaint against a third party in the Superior Court of California in the County of Los Angeles for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. The third party filed a general denial to the complaint, has asserted numerous affirmative defenses, and has filed a cross-complaint alleging breach of written contract, breach of the implied covenant of good faith and fair dealing, conversion, common counts, breach of fiduciary duties, fraud and deceit, negligent misrepresentation, imposition of constructive trust and/or resulting trust, intentional and tortuous inducement to breach and interference with contract and prospective economic advantage, and unfair trade practices. The Company has filed a general denial to the allegations. The parties are currently seeking a business settlement.

              On March 31, 2003, the SEC filed a complaint for injunctive and other equitable relief, obtained a temporary restraining order and has frozen the assets of this third party. The SEC complaint specifically alleges that this third party and his associates forged stock issuance resolutions and entered into bogus consulting agreements in an effort to wrongfully convert the Company's S-8 shares. The SEC has alleged that this third party and his associates stole approximately 1,080,000 shares of the Company's stock.

NOTE 11  GOING CONCERN

         The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $41,322,148 for the year ended December 31, 2002, and has a working capital deficiency of $13,069,986 and a stockholders deficiency of $13,424,366 as of December 31, 2002. The Company's working capital deficiency as of December 31, 2002 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

NOTE 12  SUBSEQUENT EVENTS

         In March 2003 and on May 5, 2003, 7,430,000 and 20,000,000 shares of common stock were issued to the Company's SEC attorney, respectively, for payment of previously rendered legal services and an agreement to provide future legal services. As of May 5, 2003 after the issuance of these shares, the Company's SEC attorney owns approximately 50.33% of the total issued and outstanding common shares of the Company.

         During the period from January 1, 2003 through March 31, 2003, the Company has issued approximately 3,500,000 common shares for consulting services.

         During the period from January 1, 2003 through March 31, 2003, the Company has issued approximately 6,300,000 restricted common shares to the Chief Executive Officer and 200,000 common shares to a director of the Company for services.

                                  EXHIBIT LIST

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

10.6 Placement Agent Agreement dated July 12, 2001 with May Davis Group, Inc. (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.7 Registration Rights Agreement dated July 12, 2001 with certain named persons (Incorporated by reference; Form SB-2/A filed on November 1,
         2001)

10.8 2000 Employee Stock Compensation Plan (Incorporated by reference; Form S-8 for MNS Eagle Equity Group I, Inc. filed on September 11, 2000)

10.9 2001 Employee Stock Option Plan (Incorporated by reference; Form S-8 filed on August 27, 2001)

21.1 List of Subsidiaries (Incorporated by reference, Form 10KSB, as amended filed on April 15, 2002)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (filed herewith)