Form 10QSB
period 2003-03-31
INNOVATION HOLDINGS
filed 2003-06-18
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                                FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

[ ]  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________.

                          Commission File No.: 000-27777

      Innovation Holdings, Inc. f/k/a Blagman Media International, Inc.
            (Exact name of Registrant as specified in its Charter)

              Nevada                                 91-192-3501
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

    14622 Ventura Blvd., Suite 1015, Sherman Oaks, CA           91403
 (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: 310.788.5444

          Securities registered pursuant to Section 12(b) of the Act:
                                        NONE

          Securities registered pursuant to Section 12(G) of the Act:
                       COMMON STOCK - $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES [X] NO [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,380,712,006 shares of common stock as of May 31, 2003.

     Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1. FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003
     (UNAUDITED) AND DECEMBER 31, 2002                                        3

     CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
     ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)                                4

     CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
     ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)                                5

     NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31,
     2003 (UNAUDITED)                                                       6-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           10

ITEM 3. CONTROLS AND PROCEDURES                                              13

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                               13

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

     ITEM 5. OTHER INFORMATION                                               13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                   14

CERTIFICATIONS                                                               14

                     INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                       ASSETS

                                                  March 31 2003     December 31
                                                   (Unaudited)          2002

CURRENT ASSETS
Accounts receivable, net of allowance for doubtful
accounts of $18,667 and $0, respectively            $   56,480     $   31,779
Prepaid expenses, media and other current assets     1,169,780        341,561
Assets related to discontinued operations                9,645          9,645
Total Current Assets                                 1,235,905        382,985

PROPERTY & EQUIPMENT - NET                              97,185        104,902

OTHER ASSETS
Deposits                                                 4,576          4,576
Total Other Assets                                       4,576          4,576

TOTAL ASSETS                                         1,337,666        492,463

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES

Cash overdraft                                             735         11,782
Loans payable - current portion                         95,100         50,000
Accounts payable and accrued expenses                1,645,486      1,542,976
Accrued compensation - officers                      1,484,750      1,314,392
Deferred revenue                                         4,982              -
Due to officer                                         142,374        112,844
Capital lease obligation - current portion              20,519         19,978
Liabilities related to discontinued operations      10,400,999     10,400,999
Total Current Liabilities                           13,794,945     13,452,971

LONG-TERM LIABILITIES
Loans payable                                          445,500        445,500
Capital lease obligation - long-term portion            13,021         18,358
Total Long-Term Liabilities                            458,521        463,858

TOTAL LIABILITIES                                   14,253,466     13,916,829

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, series A, $.001 par value, super
convertible redeemable preferred stock, 10,000,000
shares authorized, 0 shares issued and outstanding           -              -
Preferred stock, series B, $.001 par value, super
convertible redeemable preferred stock, 100 shares
authorized, 100 shares issued and outstanding                1              1
Common stock, $.001 par value, 20,000,000,000 shares
authorized, 17,535,135and 3,819,639 shares issued and
outstanding in 2003 and 2002, respectively              17,535          3,819
Additional paid in capital                          37,846,029     35,587,400
Accumulated deficit                                (49,846,085)   (49,015,586)

                                                   (11,982,520)   (13,424,366)
Deferred stock based compensation                     (933,280)             -

Total Stockholders' Deficiency                     (12,915,800)   (13,424,366)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       1,337,666        492,463

           See accompanying notes to consolidated financial statements.

I                     NNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      UNAUDITED


                                          For the Three         For the Three
                                           Months Ended          Months Ended
                                           March 31 2003         March 31 2002

REVENUES - NET                            $    83,778           $   48,459

OPERATING EXPENSES
Selling, general and administrative           889,971            3,622,957
Depreciation                                    7,717                4,155
Total Operating Expenses                      897,688            3,627,112

LOSS FROM OPERATIONS                         (813,910)          (3,578,653)

OTHER INCOME (EXPENSE)
Interest expense                              (16,589)              (7,433)
Interest income                                     -                  321
Total Other (Expense)                         (16,589)              (7,112)

LOSS FROM CONTINUING OPERATIONS              (830,499)          (3,585,765)

LOSS FROM DISCONTINUED OPERATIONS                   -             (746,390)

NET LOSS                                     (830,499)          (4,332,155)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
CONTINUING OPERATIONS                           (0.14)               (7.70)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
DISCONTINUED OPERATIONS                             -                (1.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED             6,041,906              465,506

        See accompanying notes to consolidated financial statements.

                     INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        UNAUDITED


                                                                  For the Three         For the Three
                                                                  Months Ended          Months Ended
                                                                  March 31 2003         March 31 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                               $   (830,499)        $ (3,585,765)
Adjustments to reconcile net loss from continuing
operations to net cash provided by (used in)
operating activities:
Depreciation and amortization                                            7,717                4,155
Provision for bad debt                                                  18,667                    -
Stock issued for compensation and services                             464,765            3,597,083
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                    (43,368)             (18,104)
Prepaid expenses, media and other current assets                        46,081              244,710
Deposits                                                                     -              (17,500)
Increase (decrease) in:
Accounts payable and accrued expenses                                  102,510              695,391
Media cost refunds payable                                                   -                    -
Accrued compensation - officers                                        170,358              115,779
Deferred revenue                                                         4,982              (99,295)
Due to/from officer                                                     29,530                    -
Net Cash Provided By (Used In) Operating Activities                    (29,257)             936,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           -               (3,785)
Payment for acquisition, net of cash acquired                                -             (367,213)
Net Cash Used In Investing Activities                                        -             (370,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds                                                           45,100                    -
Cash overdraft (decrease)                                              (11,047)                   -
Payments under capital lease obligation                                 (4,796)                   -
Net Cash Provided By Financing Activities                               29,257                    -

NET INCREASE IN CASH                                                         -              565,456

CASH - BEGINNING OF PERIOD                                                   -              199,924

CASH - END OF PERIOD                                                         -              765,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                -               24,017

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:

During the period ended March 31, 2003, the Company issued 6,245,000 shares of common stock having a fair value of $874,300 to its SEC attorney for future legal services recorded as a prepaid expense.



          See accompanying notes to consolidated financial statements.

                           INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                          (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     AS OF MARCH 31, 2003

NOTE 1  BASIS OF PRESENTATION

On February 10, 2003, the stockholders of the Blagman Media
International, Inc. approved an amendment to the articles of incorporation to change its name to Innovation Holdings, Inc.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Innovation Holdings, Inc.
and its subsidiaries (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

The accompanying condensed consolidated financial statements and the information included under the heading "Management's
Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Form 10-KSB for the year ended
December 31, 2002 filed on May 16, 2003.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

NOTE 2  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.
SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.
In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3  DISCONTINUED OPERATIONS

Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century") by merging Blagman USA, Inc., into Century.
Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, the Company remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000 (See Note 6).

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

For the three months ended March 31, 2003, Century was not operating and therefore did not have any revenues or operating expenses. For the period from acquisition to December 31, 2002, revenues and loss from discontinued operations were as follows:

Revenues                                         $3,459,294
Net loss from discontinued operations            12,966,399

Assets and liabilities of the discontinued operations as of March
31, 2003 and December 31, 2002 were as follows:

Assets
Cash                                             $      313
Prepaid expenses                                      7,005
Deposits                                              2,327
Total Assets                                          9,645

Liabilities
Accounts payable                                  5,606,399
Accrued expenses                                  1,113,699
Deferred revenue                                  1,364,866
Notes payable                                     2,286,755
Capital lease obligation                             29,280
Total Liabilities                                10,400,999

Net liabilities of discontinued operations       10,391,354

The creditors of Century Media have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

NOTE 4  NOTES AND LOANS PAYABLE

The following schedule reflects notes and loans payable as of March 31, 2003 and December 31, 2002:

                                                     March 31    December 31
                                                       2003         2002
Note payable, interest at 6% due
March 31, 2001.  The holder of the
note is currently not demanding
payment and the note continues to
accrue interest.                                     $50,000     $50,000

Note payable - related party,
interest at 6%, due March 30, 2006                   163,500     163,500

Note payable - stockholder,
interest at 6%, due April 2, 2006                     85,000      85,000

Note payable - stockholder,
interest at 6%, due April 9, 2006                    197,000     197,000

Note payable, interest at 3.8%, due
January 10, 2004                                      10,400           -

Note payable, interest at 4%, due
January 27, 2004                                      24,700           -

Note payable, interest at 2.8%,
principal and interest due February 11, 2004          10,000           -

                                                     540,600     495,500

Less current portion                                  95,100      50,000

Notes and loans payable                              445,500     445,500

On January 10, 2003, the Company entered into a note payable whereby the lender agrees to fund the Company on an as needed basis up to $100,000 at an interest rate of 3.8% per annum. Principal and interest are due no later than January 10, 2004.

On January 27, 2003, the Company entered into a note payable whereby the lender agrees to fund the Company on an as needed basis up to $75,000 at an interest rate of 4% per annum. Principal and interest are due no later than January 27, 2004.

NOTE 5  STOCKHOLDERS' DEFICIENCY

In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

In March 2003 and on May 5, 2003, 6,245,000 and 20,000,000 shares of common stock were issued to the Company's SEC attorney, respectively, for an agreement to provide future legal services.
(See Note 8)

During the three months ended March 31, 2003, the Company issued approximately 6,570,000 common shares for consulting services.
The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

During the three months ended March 31, 2003, the Company issued approximately 6,300,000 restricted common shares to the Chief Executive Officer and subsequently cancelled and rescinded the issuance. Accordingly, the Company has not included these shares in its equity. The Company also issued 630,000 common shares to three directors of the Company for services. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

NOTE 6  LITIGATION

The Company is a party to a number of lawsuits and claims, which have been disclosed in the Company's Form 10-KSB for the year ended December 31, 2002 filed on May 16, 2003. In the opinion of management and external legal counsel, the status of the pending lawsuits and claims have not materially changed from what was disclosed in the Company's Form 10-KSB.

NOTE 7  GOING CONCERN

The Company's financial statements for the three months ended
March 31, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $830,499 for the three months ended March 31, 2003, and has a working capital deficiency of $12,559,040 and a stockholders deficiency of $12,915,800 as of March 31, 2003. The Company's working capital deficiency as of March 31, 2003 may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 8  SUBSEQUENT EVENTS

During the period from April 1, 2003 through May 30, 2003, the Company has issued approximately 1,337,000,000 common shares, in the aggregate, to 24 different consultants for consulting services to be provided over varying terms, which expires at various dates during the fiscal year 2004.

On May 5, 2003, 20,000,000 shares of common stock were issued to the Company's SEC attorney for an agreement to provide future legal services.

The Company has issued 1 billion shares of restricted stock to be placed in trust for the sole purpose of a shareholders fund. The fund will be valued at approximately $1,000,000 (one million) and additional stock may be required to reach this financial goal. A fairness opinion doctrine will also be developed to support the fund. This fund will be managed and maintained by an outside independent financial firm. This trust will be maintained to compensate shareholders who were unknowingly adversely effected by the actions of outside parties (named in the SEC findings on March 31, 2003). The goal of the company is to return to shareholders losses they realized from January 2002 - June 2002. The process and procedure in claiming restitution by shareholders will be forthcoming and detailed in an 8k filing within 30 days.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended
March 31, 2002

                                                          2003        2002

Total  net revenues                                    $  83,778    $  48,459

Operating Expenses:
General and Administrative                               889,971    3,622,957

Net Loss from Operations                                (830,499)  (3,585,765)

Net Loss Per Share                                         (0.14)       (7.70)

Net Revenues

Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 increased from $48,459 to $83,778. The increase in revenues is attributed to the Company's ability to outsource many functions and reduce staffing thereby allowing the Company to make more money.

Operating Expenses

Total operating expenses decreased $2,729,424 (76%) from $3,627,112 in 2002 to $897,688 in 2003. Included in operating expenses are general and administrative expenses which decreased from $3,622,957 for the three month period ended March 31, 2002 to $889,971 (490%) for the three month period ended March 31, 2003, due primarily to more deferred stock based compensation being expensed during 2002 than in 2003 for a total decrease of $2,258,018 (63%) in expense recognized for stock issued for services.

The total net loss of the Company in 2003 was $830,499 compared to $4,332,155 for 2002, an 81% decrease.

Other Income (Expenses)

Other income expenses increased from $7,433 in 2002 to $16,589 (123%) in 2003, primarily due to interest expense incurred from additional costs the Company has incurred.

Liquidity and Capital Resources

The Company's current assets increased from $492,463 at December 31, 2002 to $1,337,999 at March 31, 2003 primarily due to prepaying legal expenses in the amount of $874,300 via a stock issuance to the Company's attorneys.

In connection with the various initiatives being pursued by management to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to a shift in the main focus of its core business. the Company plans to pass low profit making activity such as media buying to third party contracted companies. The Company also plans to invest in product ownership and development as well as actively pursue opportunities to expand the marketing aspects of these products. As the advertising industry goes through it's transitions, the Company plans to react by adjusting its focus away form pure media buying to product development. Product development continues to be a strong avenue for the direct response advertising business. Affiliations and associations with other advertising agencies will also expand the Company's ability to increase cash flow and revenues without adding staff.

During 2002 and in the current quarter, the market price of our common shares has continued to dropped precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through "shorting" by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued common shares which we undertook to compensate consultants in our industry, to support Company growth and, more recently, to effect the Century transaction. Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.
Management is currently unwinding the Century transaction, evaluating other opportunities and pursuing other initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms.

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

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

The FASB has issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position.
SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

Management does not expect the impact from the pronouncements in these statements to have a material impact on the Company's consolidated financial position or results of operations.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes in any pending legal proceedings to include on this report.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted during the period covered by this report to a vote of security holders, through the solicitation of proxies or otherwise:

(a) The meeting was the Registrant's annual meeting and was held on Monday, February 10, 2003.

(b) The meeting involved the election of the following directors:
Nominees: Robert Blagman, Andrew Givens, Walter Lubars and Jeffrey Wald.

(c) Matters voted upon at the meeting:



Matters voted upon at the      No. of votes      No. of votes     No. of votes     No. of     No. of
   At the Meeting                 cast for       cast against      withheld      abstentions  broker
                                                                                              Non-votes

1. Election of directors
Robert Blagman                9,812,773,286                 -     59,148,134             -          -
Andrew Givens                 9,797,209,771                 -     74,430,649             -          -
Walter Lubars                 9,813,202,171                 -     58,719,249             -          -
Jeffrey Wald                  9,788,199,322                 -     83,722,098             -          -

2. Amendment to
the Company's
Certificate of
Incorporation to
change the name
of the Company               9,746,074,964        94,701,678     30,995,780             -          -

3. Approval of
grant of discretionary
authority to the
Company's Board
of Directors to
amend the Company's
Certificate of
Incorporation to
effect a reverse
stock split of
the Company's
common stock at
a ratio within
the range from
one-for-two
thousand to one-
for-five
thousand at any
time prior to
June 1, 2003                 9,358,061,890       367,163,992     39,997,010             -        -

4. Appointment
of Weinberg &
Company as the
Company's independent
auditors for the
new fiscal year
commencing on
January 1, 2003              9,777,740,079        24,101,138     50,944,300             -        -


ITEM 5. Other Information

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

None.

                                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INNOVATION HOLDINGS, INC.
                                       F/K/A BLAGMAN MEDIA INTERNATIONAL, INC.


Dated: June 11, 2003                   /s/ ROBERT BLAGMAN
                                       Robert Blagman, President

                                    CERTIFICATION

I, Robert Blagman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovation Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May June 11, 2003

By: /s/ Robert Blagman
Robert Blagman President

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

                                      Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Innovation Holdings, Inc. (the "Company") on Form 10-QSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Innovation Holdings, Inc. and will be retained by Innovation Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.