Form 10QSB
period 2003-06-30
INNOVATION HOLDINGS
filed 2003-09-25
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to ______________.

                         Commission File No.: 000-27777
        Innovation Holdings, Inc. f/k/a Blagman Media International, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Nevada                                       91-192-3501
----------------------------------------             ------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

   14622 Ventura Blvd., Suite 1015
          Sherman Oaks, CA                                     91403
----------------------------------------             ------------------------
(Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code: 310.788.5444

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK-- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,621,372,639 shares of common stock as of September 24, 2003.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                    PAGE
  CONDENSED CONSOLIDATED BALANCE SHEET AS OF
  JUNE 30, 2003 (UNAUDITED)                                           1

  CONDENSED  CONSOLIDATED  STATEMENTS OF  OPERATIONS
  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
  AND 2002 (UNAUDITED)                                                2

  CONDENSED  CONSOLIDATED  STATEMENT  OF  CHANGES IN
  STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE
  30, 2003 (UNAUDITED)                                                3

  CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
  FOR THE SIX  MONTHS  ENDED JUNE 30, 2003 AND 2002
  (UNAUDITED)                                                         4

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
  STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)                         5-12

  ITEM 2. MANAGEMENT DISCUSSUIB AND ANALYSIS OR PLAN
  OF OPERATIONS                                                       12

  ITEM 3. CONTROLS AND PROCEDURES                                     16

  PART II - OTHER INFORMATION                                         16

  ITEM 1. LEGAL PROCEEDINGS                                           16

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   16

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             16

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS                                                             16

  ITEM 5. OTHER INFORMATION                                           16

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            16

  SIGNATURES                                                          17

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
                               -------------------
                                   (UNAUDITED)



                                                                   ASSETS
CURRENT ASSETS
 Cash                                                                                                               $         35
 Accounts receivable, net of allowance for doubtful accounts of $18,667                                                   49,792
 Prepaid expenses, media and other current assets                                                                        244,110
 Assets related to discontinued operations                                                                                 9,645
                                                                                                                    ------------
     Total Current Assets                                                                                                303,582
                                                                                                                    ------------

PROPERTY & EQUIPMENT - NET                                                                                                87,956
                                                                                                                    ------------

TOTAL ASSETS                                                                                                        $    391,538
                                                                                                                    ============

                                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Notes and loans payable - current portion                                                                          $    162,775
 Accounts payable and accrued expenses                                                                                 1,527,336
 Accrued compensation - officers                                                                                       1,655,238
 Deferred revenue                                                                                                          4,982
 Due to officer                                                                                                           76,418
 Capital lease obligation - current portion                                                                               33,540
 Liabilities related to discontinued operations                                                                       10,400,999
                                                                                                                    ------------
     Total Current Liabilities                                                                                        13,861,288
                                                                                                                    ------------

LONG-TERM LIABILITIES
 Notes and loans payable                                                                                                 581,950
                                                                                                                    ------------

TOTAL LIABILITIES                                                                                                     14,443,238
                                                                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock,
  10,000,000 shares authorized, 0 shares issued and outstanding                                                                -
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100
  shares authorized, 100 shares issued and outstanding                                                                         1
 Common stock, $.001 par value, 20,000,000,000 shares authorized 2,621,372,639 shares issued and
  outstanding                                                                                                          2,621,373
 Additional paid-in capital                                                                                           37,900,695
 Accumulated deficit                                                                                                 (52,047,527)
 Deferred stock based compensation                                                                                    (2,526,242)
                                                                                                                    ------------

     Total Stockholders' Deficiency                                                                                  (14,051,700)
                                                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                                      $    391,538
                                                                                                                    ============

See accompanying notes to condensed consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                       For The Three       For The Three      For The Six        For The Six
                                                        Months Ended       Months Ended       Months Ended       Months Ended
                                                       June 30, 2003       June 30, 2002     June 30, 2003      June 30, 2002
                                                       ---------------    ---------------    ---------------    ---------------
REVENUES - NET                                         $             -    $       345,817    $        78,524    $       394,079
                                                       ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
 Selling, general and administrative                         2,187,621          3,249,159          3,068,655          6,878,515
 Depreciation                                                    7,228              4,247             14,945              8,402
                                                       ---------------    ---------------    ---------------    ---------------
     Total Operating Expenses                                2,194,849          3,253,406          3,083,600          6,886,917
                                                       ---------------    ---------------    ---------------    ---------------

LOSS FROM OPERATIONS                                        (2,194,849)        (2,907,589)        (3,005,076)        (6,492,838)
                                                       ---------------    ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)
 Interest expense                                               (6,596)           (14,940)           (26,868)           (15,758)
 Interest income                                                     4                  -                  4                497
                                                       ---------------    ---------------    ---------------    ---------------
     Total Other Income (Expense)                               (6,592)           (14,940)           (26,864)           (15,261)
                                                       ---------------    ---------------    ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS                             (2,201,441)        (2,922,529)        (3,031,940)        (6,508,099)

LOSS FROM DISCONTINUED OPERATIONS                                    -         (1,519,631)                 -         (2,266,216)
                                                       ---------------    ---------------    ---------------    ---------------

NET LOSS                                               $    (2,201,441)   $    (4,442,160)   $    (3,031,940)   $    (8,774,315)
                                                       ===============    ===============    ===============    ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
 CONTINUING OPERATIONS                                 $         (0.01)   $         (0.00)   $         (0.01)   $         (0.00)
                                                       ===============    ===============    ===============    ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
 DISCONTINUED OPERATIONS                               $             -   $              -    $             -    $             -
                                                       ===============    ===============    ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                       401,045,409      4,779,526,961        404,079,671      4,070,037,306
                                                       ===============    ===============    ===============    ===============


See accompanying notes to condensed consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                     --------------------------------------
                                   (UNAUDITED)


                                                                              Additional
                                 Preferred Stock          Common Stock          Paid-In
                                Shares   Amount       Shares         Amount     Capital
                               --------  ------  --------------  -----------  -----------

Balance, December 31, 2002         100   $    1      3,819,639   $     3,819  $ 35,587,400

Stock issued for legal fees          -        -      6,245,000         6,245       868,055

Stock issued for consulting          -        -      6,570,000         6,570     1,150,475

Stock issued for wages               -        -        270,000           270        20,320

Stock issued for Board fees          -        -        631,000           631       219,869

Deferred stock compensation          -        -              -             -             -

Stock issued for legal fees          -        -     20,000,000        20,000        40,000

Stock issued for consulting          -        -  2,532,888,000     2,532,889        32,465

Stock issued for wages               -        -     51,000,000        51,000             -

Stock cancelled in association
 with Board fees                     -        -        (51,000)          (51)      (17,799

Deferred stock compensation          -        -              -             -             -

Amortization of deferred stock
 compensation                        -        -              -             -             -

Net loss                             -        -              -             -             -
                               --------  ------  -------------- ------------  ------------

BALANCE, JUNE 30, 2003            100         1  2,621,372,639     2,621,373    37,900,695
                               ========  ======  ============== ============  ============



                                              Deferred Stock
                                Accumulated       Based
                                  Deficit     Compensation          Total
                               -------------  ------------- -----------------

Balance, December 31, 2002     $ (49,015,586) $          -  $    (13,424,366)

Stock issued for legal fees                -             -           874,300

Stock issued for consulting                -             -         1,157,045

Stock issued for wages                     -             -            20,500

Stock issued for Board fees                -             -           220,500

Deferred stock compensation                -      (933,280)         (933,280)

Stock issued for legal fees                -             -            60,000

Stock issued for consulting                -             -         2,565,353

Stock issued for wages                     -             -            51,000

Stock cancelled in association
 with Board fees                           -             -           (17,850)

Deferred stock compensation                -    (2,526,242)       (2,526,242)

Amortization of deferred stock
 compensation                              -       933,280           933,280

Net loss                          (3,031,940)            -        (3,031,940)
                               -------------  ------------    --------------

BALANCE, JUNE 30, 2003          (52,,047,526)     (2,526,242)     (14,051,700)
                               =============  ==============  ===============

See accompanying notes to condensed consolidated financial statements.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             For the Six     For the Six
                                                                                            Months Ended     Months Ended
                                                                                            June 30, 2003   June 30, 2002
                                                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                    $(3,031,940)   $(8,774,316)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
 Depreciation and amortization                                                                    16,946        178,491
 Provision for bad debt                                                                                -        594,000
 Loss on sale and retirement of fixed assets                                                           -        226,433
 Stock issued for compensation and services                                                    2,404,607      6,410,123
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                          (18,013)       911,562
    Prepaid expenses, media and other current assets                                              97,451        350,213
    Prepaid and refundable income taxes                                                                -       (364,233)
    Deposits                                                                                       4,576              -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                        (15,641)       261,524
    Accrued compensation - officers                                                              340,846        815,161
    Deferred revenue                                                                               4,982              -
                                                                                             -----------    -----------
         Net Cash (Used In) Provided By Operating Activities                                    (196,186)       608,958
                                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit for investment                                                                                -        (49,465)
 Payments for deposits                                                                                 -         (6,527)
 Purchase of property and equipment                                                                    -         (5,240)
 Payment for acquisition, net of cash acquired                                                         -       (513,719)
                                                                                             -----------    -----------
         Net Cash Used In Investing Activities                                                         -       (574,951)
                                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to officer                                                                                  (36,426)             -
 Proceeds from notes and loans payable                                                           249,225              -
 Payment on notes and loans payable                                                                    -       (296,940)
 Cash overdraft (decrease) increase                                                              (11,782)       110,599
 Payments under capital lease obligation                                                          (4,796)             -
                                                                                             -----------    -----------
         Net Cash Provided By (Used In) Financing Activities                                     196,221       (186,341)
                                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                                       35       (152,334)

CASH - BEGINNING OF PERIOD                                                                             -        199,924
                                                                                             -----------    -----------

CASH - END OF PERIOD                                                                         $        35    $    47,590
                                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                                $    26,868    $         -
                                                                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.

NOTE 1 BASIS OF PRESENTATION

       On February 10, 2003, the stockholders of the Blagman Media International, Inc. approved an amendment to the articles of incorporation to change its name to Innovation Holdings, Inc.



       The accompanying unaudited condensed consolidated financial statements include the accounts of Innovation Holdings, Inc. and its subsidiaries (the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.



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


       It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

       The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2002, filed on May 16, 2003.

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

       Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.


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

       Management does not expect the impact from the adoption of these statements to have a material impact on the Company's consolidated financial position or results of operations.

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

       At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of $903,292 and 14,377 options.

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

       For the six months ended June 30, 2003, Century was not operating and therefore did not have any revenues or operating expenses. For the period from acquisition to June 30, 2002, revenues and loss from discontinued operations were as follows:

       Revenues                                                $      3,327,609
       Net loss from discontinued operations                   $      2,266,216

       Assets and liabilities of the discontinued operations as of June 30, 2003 were as follows:

       Assets
        Cash                                                   $            313
        Prepaid expenses                                                  7,005
        Deposits                                                          2,327
                                                                 ---------------
            Total Assets                                       $          9,645
                                                                 ---------------

       Liabilities
        Accounts payable                                       $      5,606,399
        Accrued expenses                                              1,113,699
        Deferred revenue                                              1,364,866
        Notes payable                                                 2,286,755
        Capital lease obligation                                         29,280
                                                                 ---------------
            Total Liabilities                                        10,400,999
                                                                 ---------------

       Net liabilities of discontinued operations              $     10,391,354
                                                                 ===============

       The creditors of Century Media have filed various actions for breach of contract. The actions arose out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

NOTE 4 NOTES AND LOANS PAYABLE

       The following schedule reflects notes and loans payable as of June 30, 2003:

       Note  payable,  interest  at 6% due March 31,  2001.  The holder of the note is           $          50,000
        currently not demanding payment and the note continues to accrue interest.

       Note payable - related party, interest at 6%, due March 30, 2006                                    163,500

       Note payable - stockholder, interest at 6%, due April 2, 2006                                        85,000

       Note payable - stockholder, interest at 6%, due April 9, 2006                                       197,000

       Note payable, interest at 3.8%, due January 10, 2004                                                 86,450

       Note payable, interest at 4%, due January 27, 2004                                                   24,700

       Note payable, interest at 2.8%, principal and interest due February 11, 2004                         10,000

       Note payable,  interest at 4%,  principal and interest due April 2, 2004,  face
        amount $45,000                                                                                      33,075

       Note payable,  interest at 4%,  principal and interest due June 24, 2004,  face
        amount $100,000                                                                                     95,000
                                                                                                 -------------------
                                                                                                           744,725
       Less current portion                                                                               (162,775)
                                                                                                 -------------------
       Notes and loans payable                                                                   $         581,950
                                                                                                 ===================

       On January 10, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $100,000 at an interest rate of 3.8% per annum. Principal and interest are due no later than January 10, 2004.

       On January 27, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $75,000 at an interest rate of 4% per annum. Principal and interest are due no later than January 27, 2004.

       On June 24, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $100,000 at an interest rate of 4% per annum. Principal and interest are due no later than June 24, 2004.

       On April 2, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $45,000 at an interest rate of 4% per annum. Principal and interest are due no later than April 2, 2004.

NOTE 5 STOCKHOLDERS' DEFICIENCY

       In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

       In March 2003 and on May 5, 2003, 6,245,000 and 20,000,000 shares of common stock were issued to the Company's attorney for services valued at $934,300. The amount has been expenses to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

       During the six months ended June 30, 2003, the Company issued 2,536,658,534 shares of common stock for consulting services valued at $ 3,697,198. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $1,284,256 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2003 and $2,526,242 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

       During the six months ended June 30, 2003, the Company issued approximately 6,300,000 shares of restricted common stock to the Chief Executive Officer and subsequently cancelled and rescinded the issuance. Accordingly, the Company has not included these shares in its equity. The Company also issued 630,000 shares of common stock to three directors of the Company for services valued at $220,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the six months ended June 30, 2003.

       During the six months ended June 30, 2003 the Company issued 51 million shares of common stock for employee bonus compensation valued at $49,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the six months ended June 30, 2003.

       Pursuant to the terms and conditions of two separate trust agreements, shares of the Company's common stock were transferred in trust to an attorney who will act as trustee of the Innovative Holdings, Inc. Shareholder and Creditor Trusts ("Shareholder Trust" or "Creditor Trust"). In addition to the shares, the Company has assigned to the trusts the results and possible proceeds of pending future litigation.

       The Shareholder Trust has been established to respond to the Company's concern that shareholders of record as of January 1, 2002 through July 31, 2002 were adversely affected by the action of outside parties effecting the share price and value of the Company throughout these dates. The Company intends to provide some measure of compensation to its shareholders for their related losses.

       The Creditor Trust has been established to return the maximum amount to Century Media's creditors (assumed by the Company as a result of the Century Media acquisition) and to allow the Company to continue to operate without interruption.

       Following the submission of claims and validation of such claims, the trustee will liquidate the trust property and distribute the proceeds to the trust beneficiaries in a manner the trustee deems most beneficial.

       During the quarter ended June 30, 2003, the Company issued 1 billion shares of restricted stock to the trusts. The trust shares are not included in the outstanding shares because they are being held in escrow by the trustee. Additional stock will be required to be issued to achieve this financial goal (See Note 9).

NOTE 6 LITIGATION

       The Company is a party to a number of lawsuits and claims, which have been disclosed in the Company's Form 10-KSB for the year ended December 31, 2002 filed on May 16, 2003. In the opinion of management and external legal counsel, the status of the pending lawsuits and claims have not materially changed from what was disclosed in the Company's Form 10-KSB.

NOTE 7 CAPITAL LEASE OBLIGATIONS

       The Company is in default of its capital lease agreement at June 30, 2003. The Company is also in discussions with the lessor to settle the matter. The entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 8 GOING CONCERN

       The Company's condensed consolidated financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplated the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,031,940 and a negative cash flow from operations of $196,186 for the six months ended June 30, 2003, and has a working capital deficiency of $13,557,706 and a stockholders deficiency of $14,051,700 as of June 30, 2003. The Company's working capital deficiency as of June 30, 2003 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.


NOTE 9 SUBSEQUENT EVENTS

       During August 2003, the Company issued an additional 2 billion shares of restricted stock that were also placed in trust for the sole purpose of the shareholder fund previously discussed in Note 5.

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

RESULTS OF OPERATIONS

NET REVENUES

Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 decreased from $394,079 to $78,524. The decrease in revenues is attributed to the Company's inability to continue to outsource functions and service clients with reduced staffing.

OPERATING EXPENSES


Total operating expenses decreased from $6,886,917 in 2002 to $3,083,600 in 2003. Included in operating expenses are general and administrative expenses which decreased from $6,878,515 for the six month period ended June 30, 2002 to $3,068,655 for the six month period ended June 30, 2003.

The total net loss of the Company in 2003 was $3,031,940 compared to $8,774,315 for 2002.

OTHER INCOME (EXPENSES)

Other income expenses increased from $15,758 in 2002 to $26,868 in 2003, primarily due to interest expense incurred from additional costs the Company has incurred.

LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 2003, the Company's available cash decreased significantly. In connection with the various initiatives proposed by management to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to a shift in the main focus of its core business. The Company plans to pass low profit making activity such as media buying to third party contracted companies. The Company also plans to invest in product ownership and development as well as actively pursue opportunities to expand the marketing aspects of these products. As the advertising industry goes through it's transitions, the Company plans to react by adjusting its focus away form pure media buying to product development. Product development continues to be a strong avenue for the direct response advertising business. Affiliations and associations with other advertising agencies will also expand the Company's ability to increase cash flow and revenues without adding staff.

Throughout 2002 and in the current quarter, the market price of our common shares has continued to dropped precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through "shorting" by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued common shares which we undertook to compensate consultants in our industry, to support Company growth and, more recently, to effect the Century transaction. Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

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


None.


ITEM 5. OTHER INFORMATION


None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Company made one filing on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

June 10, 2003              The Company disclosed on Form 8-K that it had engaged
                           the services of Catalyst Capital LLC, a financial management consulting firm.


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

                                         INNOVATION HOLDINGS, INC.
                                         F/K/A BLAGMAN MEDIA
                                         INTERNATIONAL, INC.

Dated: September 25, 2003                /s/ ROBERT BLAGMAN
                                         --------------------------------
                                         Robert Blagman, President

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

10.7 Registration Rights Agreement dated July 12, 2001 with certain named persons (Incorporated by reference; Form SB-2/A filed on November 1,
         2001)

10.8 2000 Employee Stock Compensation Plan (Incorporated by reference; Form S-8 for MNS Eagle Equity Group I, Inc. filed on September 11, 2000)

10.9 2001 Employee Stock Option Plan (Incorporated by reference; Form S-8 filed on August 27, 2001)

21.1 List of Subsidiaries (Incorporated by reference, Form 10KSB, as amended filed on April 15, 2002)

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)


32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (filed herewith)