Form 10QSB
period 2003-09-30
INNOVATION HOLDINGS
filed 2003-12-29
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ______________.

                         Commission File No.: 000-27777

        Innovation Holdings, Inc. f/k/a Blagman Media International, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Nevada                                       91-192-3501
----------------------------------------              --------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

     14622 Ventura Blvd., Suite 1015
            Sherman Oaks, CA                                    91403
----------------------------------------              --------------------------
(Address of Principal Executive Offices)                      (Zip Code)

        Registrant's telephone number, including area code: 310.788.5444

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK -- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,356,047,473 shares of common stock as of September 2003.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                           PAGE
ITEM 1. FINANCIAL STATEMENTS                                                              3

CONDENSED Consolidated Balance Sheet As Of SEPTEMBER 30, 2003 (Unaudited)                 5

CONDENSED CONSOLIDATED Statements Of Operations For The Three AND NINE Months Ended
SEPTEMBER 30, 2003 And 2002 (Unaudited)                                                   6

CONDENSED CONSOLIDATED Statements Of Cash Flows For The NINE Months Ended SEPTEMBER
30, 2003 And 2002 (Unaudited)                                                             7

Notes To CONDENSED CONSOLIDATED Financial Statements As Of SEPTEMBER 30, 2003
(Unaudited)                                                                               9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                       18

ITEM 3. CONTROLS AND PROCEDURES                                                          23

PART II - OTHER INFORMATION                                                              23

ITEM 1. LEGAL PROCEEDINGS                                                                23

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                        24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                  24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              24

ITEM 5. OTHER INFORMATION                                                                24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 24

SIGNATURES                                                                               25

CERTIFICATIONS                                                                           26

                            INNOVATION HOLDINGS, INC.
                                AND SUBSIDIARIES
                             (FORMERLY BLAGMAN MEDIA
                              INTERNATIONAL, INC.)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)



                                    CONTENTS


PAGE                1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003 (UNAUDITED)

PAGE                2        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE THREE AND NINE MONTHS ENDED
                             SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGE                3        CONDENSED  CONSOLIDATED  STATEMENT  OF  CHANGES IN  STOCKHOLDERS'  EQUITY FOR THE NINE
                             MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

PAGE                4        CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED  SEPTEMBER
                             30, 2003 AND 2002 (UNAUDITED)

PAGES             5 - 13     NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  AS OF  SEPTEMBER  30,  2003
                             (UNAUDITED)

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)



                                     ASSETS
Current assets
 Cash                                                                                    $          2
 Prepaid expenses, media and other current assets                                             236,419
 Assets related to discontinued operations                                                      9,645
                                                                                         ------------
     Total Current Assets                                                                     246,066
                                                                                         ------------

PROPERTY & EQUIPMENT - NET                                                                     80,843
                                                                                         ------------

OTHER ASSETS
 License agreement                                                                            149,468
                                                                                         ------------

TOTAL ASSETS                                                                             $    476,377
                                                                                         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Notes and loans payable - current portion                                               $    352,225
 Accounts payable and accrued expenses                                                      1,877,743
 Accrued compensation - officers                                                            1,766,844
 Due to officer                                                                                49,591
 Capital lease obligation - current portion                                                    33,540
 Liabilities related to discontinued operations                                            10,400,999
                                                                                         ------------
     Total Current Liabilities                                                             14,480,942
                                                                                         ------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                                                  445,500
                                                                                         ------------

Total Liabilities                                                                          14,926,442
                                                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred  stock,  series A,  $.001 par  value,  super  convertible  redeemable
  preferred stock, 10,000,000 shares authorized, 0 shares issued and outstanding                   --
 Preferred stock, series B, $.001 par value, super convertible redeemable
  preferred stock, 100 shares authorized, 100 shares issued and outstanding                         1
 Common stock, $.001 par value, 20,000,000,000 shares authorized 10,356,047,473
  shares issued and outstanding                                                            10,356,047
 Additional paid-in capital                                                                30,951,888
 Accumulated deficit                                                                      (54,158,117)
 Deferred stock based compensation                                                         (1,599,884)
                                                                                         ------------

     Total Stockholders' Deficiency                                                       (14,450,065)
                                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $    476,377
                                                                                         ============

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                        For The Three        For The Three       For The Nine        For The Nine
                                                         Months Ended        Months Ended        Months Ended        Months Ended
                                                        September 30,        September 30,       September 30,       September 30,
                                                             2003                2002                2003                2002
                                                        ---------------     ---------------     ---------------     ---------------
REVENUES - NET                                          $         5,128     $       (17,062)    $        83,652     $       377,017
                                                        ---------------     ---------------     ---------------     ---------------

OPERATING EXPENSES
 Selling, general and administrative                          2,098,267           3,380,729           5,166,921          10,259,244
 Depreciation                                                     7,113               8,695              22,059              17,097
                                                        ---------------     ---------------     ---------------     ---------------
     Total Operating Expenses                                 2,105,380           3,389,424           5,188,980          10,276,341
                                                        ---------------     ---------------     ---------------     ---------------

LOSS FROM OPERATIONS                                         (2,100,252)         (3,406,486)         (5,105,328)         (9,899,324)
                                                        ---------------     ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE)
 Interest expense                                               (10,249)            (12,725)            (37,117)            (30,483)
 Interest income                                                     --                  28                   4                 525
                                                        ---------------     ---------------     ---------------     ---------------
     Total Other Expense                                        (10,249)            (12,697)            (37,113)            (29,958)
                                                        ---------------     ---------------     ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                              (2,110,501)         (3,419,183)         (5,142,441)         (9,929,282)

LOSS FROM DISCONTINUED OPERATIONS                                    --          (9,585,135)                 --         (11,851,351)
                                                        ---------------     ---------------     ---------------     ---------------

NET LOSS                                                $    (2,110,501)    $   (13,004,318)    $    (5,142,441)    $   (21,780,633)
                                                        ===============     ===============     ===============     ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
 CONTINUING OPERATIONS                                  $         (0.00)    $         (2.40)    $         (0.00)    $         (9.60)
                                                        ===============     ===============     ===============     ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED -
 DISCONTINUED OPERATIONS                                $            --     $         (6.70)    $            --     $        (11.50)
                                                        ===============     ===============     ===============     ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                                      7,230,008,520           1,429,477       1,155,511,877           1,024,566
                                                        ===============     ===============     ===============     ===============

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                                                               Additional                 Deferred
                              Preferred Stock            Common Stock           Paid-In    Accumulated   Stock Based
                              Shares   Amount        Shares        Amount       Capital      Deficit    Compensation      Total
                              ------ ---------- --------------- -----------   -----------  ------------  -----------   ------------
Balance, December 31, 2002       100 $        1       3,819,639 $     3,819   $35,587,400  $(49,015,676) $        --   $(13,424,456)

Stock issued for legal fees       --         --     526,245,000     526,245       458,055            --           --        984,300

Stock issued for consulting       --         --   8,176,657,534   8,176,658    (3,905,860)           --           --      4,270,798

Stock issued for wages            --         --     151,270,000     151,270       (69,680)           --           --         81,500

Stock issued for Board fees       --         --         631,000         631       219,869            --           --        220,500

Stock issued for license fees     --         --   1,494,675,300   1,494,675    (1,345,207)           --           --        149,468

Stock issued for settlement of
  accounts payable                --         --       2,800,000       2,800        25,200            --           --         28,000

Stock cancelled in association
 with Board fees                  --         --         (51,000)        (51)      (17,799)           --           --        (17,850)

Deferred stock compensation       --         --              --          --            --            --   (4,010,122)    (4,010,122)

Amortization of deferred stock
 compensation                     --         --              --          --            --            --    2,410,238      2,410,238

Net loss                          --         --              --          --            --    (5,142,441)          --     (5,142,441)
                              ------ ---------- --------------- -----------   -----------  ------------  -----------   ------------
BALANCE,
 SEPTEMBER 30, 2003              100 $        1  10,356,047,473 $10,356,047   $30,951,888  $(54,158,117) $(1,599,884)  $(14,450,065)
                              ====== ========== =============== ===========   ===========  ============  ===========   ============

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)



                                                                                 For the Nine          For the Nine
                                                                                 Months Ended          Months Ended
                                                                                 September 30,         September 30,
                                                                                      2003                 2002
                                                                                  -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations                                              $(5,142,441)         $(9,929,282)
 Adjustments to reconcile net loss from continuing operations to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                                        22,059               17,097
  Provision for bad debt                                                               75,147                   --
  Stock issued for compensation and services                                        3,939,274            8,601,715
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                               (43,368)             (22,929)
    Prepaid expenses, media and other current assets                                  105,142             (126,696)
    Deposits                                                                            4,576              (17,580)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                             364,767            1,388,019
    Accrued compensation - officers                                                   452,452              436,603
    Deferred revenue                                                                       --             (240,000)
                                                                                  -----------          -----------
         Net Cash (Used In) Provided By Operating Activities                         (222,392)             106,947
                                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                        --              (61,263)
 Payment for acquisition, net of cash acquired                                             --             (367,213)
                                                                                  -----------          -----------
         Net Cash Used In Investing Activities                                             --             (428,476)
                                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to officer                                                                       (63,253)             119,000
 Proceeds from notes and loans payable                                                302,225                   --
 Cash overdraft (decrease) increase                                                   (11,782)                  --
 Capital lease obligation                                                              (4,796)              43,007
                                                                                  -----------          -----------
         Net Cash Provided By (Used In) Financing Activities                          222,394              162,007
                                                                                  -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                             2             (159,522)
Cash - beginning of Period                                                                 --              199,924
                                                                                  -----------          -----------
Cash - end of Period                                                              $         2          $    40,402
                                                                                  ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                     $        --          $    97,563
                                                                                  ===========          ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended September 30, 2003, the Company entered into a license agreement with a value of $149,468 paid by the issuance of 1,494,675,300 shares of common stock valued at the fair market value of the stock on the date of grant.

During the period ended September 30, 2003, the Company settled $2,000 of accrued payroll by giving the employee a computer with a net book value of $2,000.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


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

       Net loss per common share for the three and nine months ended September 30, 2003 and 2002 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". All share and per share amounts have been restated to give effect to a 5,000 for 1 reverse stock split in February 2003.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

       In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

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

       For the nine months ended September 30, 2003, Century was not operating and therefore did not have any revenues or operating expenses. For the period from acquisition to September 30, 2002, revenues and loss from discontinued operations were as follows:

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


Revenues                                                                          $ 3,566,947
Net loss from discontinued operations                                             $ 5,290,313

Assets and liabilities of the discontinued operations as of September 30, 2003 were as follows:

Assets
 Cash                                                                             $       313
 Prepaid expenses                                                                       7,005
 Deposits                                                                               2,327
                                                                                  -----------
     Total Assets                                                                 $     9,645
                                                                                  -----------

Liabilities
 Accounts payable                                                                 $ 5,606,399
 Accrued expenses                                                                   1,113,699
 Deferred revenue                                                                   1,364,866
 Notes payable                                                                      2,286,755
 Capital lease obligation                                                              29,280
                                                                                  -----------
     Total Liabilities                                                             10,400,999
                                                                                  -----------

Net liabilities of discontinued operations                                        $10,391,354
                                                                                  ===========


       The creditors of Century Media have filed various actions for breach of contract. The actions arose out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

NOTE 4 NOTES AND LOANS PAYABLE

       The following schedule reflects notes and loans payable as of September 30, 2003:

       $50,000 note payable,  interest at 6%, principal and interest due March 31,  2001. The holder of the note is  currently  not  demanding  payment and the note  continues  to
        accrue interest.                                                                           $        50,000

       $163,500 note payable, interest at 6%, principal and interest due March 30, 2006                    163,500

       $85,000 note payable - stockholder,  interest at 6%,  principal and interest due
        April 2, 2006                                                                                       85,000

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


       $197,000 note payable - stockholder,  interest at 6%, principal and interest due
        April 9, 2006                                                                                      197,000

       $100,000 note payable, interest at 3.8%, principal and interest due January 10, 2004                 93,450

       $75,000 note payable, interest at 4%, principal and interest due January 27, 2004                    33,700

       $10,000 note payable, interest at 2.8%, principal and interest due February 11, 2004                 10,000

       $45,000 note payable,  interest at 4%,  principal and interest due April 2, 2004, face
        amount $45,000                                                                                      33,075

       $112,000 note payable,  interest at 4%, principal and interest due June 24, 2004, face
        amount $112,000                                                                                    112,000

       $20,000 note payable, interest at 4%, principal and interest due September 8, 2004                   20,000
                                                                                                    ----------------
                                                                                                           797,725
       Less: current portion                                                                              (352,225)
                                                                                                    ----------------

       Notes and loans payable - long-term portion                                                  $      445,500
                                                                                                    ================


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

       On February 11, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $10,000 at an interest rate of 2.8% per annum. Principal and interest are due no later than February 11, 2004.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


       On June 24, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $112,000 at an interest rate of 4% per annum. Principal and interest are due no later than June 24, 2004.

       On April 2, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $45,000 at an interest rate of 4% per annum. Principal and interest are due no later than April 2, 2004.

       On September 8, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $20,000 at an interest rate of 4% per annum. Principal and interest are due no later than September 8, 2004.

NOTE 5 STOCKHOLDERS' DEFICIENCY

       In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

       In March  2003  and on May 5,  2003,  6,245,000  and  20,000,000  shares, respectively, of common stock were issued to the Company's attorney for services valued at $934,300. The amount has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

       During the nine months ended September 30, 2003, the Company issued 8,179,458,000 shares of common stock for consulting services valued at $4,297,998. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $2,698,114 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003 and $1,599,884 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

       During the nine months ended September 30, 2003, the Company issued approximately 6,300,000 shares of restricted common stock to the Chief Executive Officer and subsequently cancelled and rescinded the issuance. Accordingly, the Company has not included these shares in its equity. The Company also issued 631,000 shares of common stock to three directors of the Company for services valued at $220,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company issued 151,270,000 shares of common stock for employee bonus compensation valued at $81,590. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the nine months ended September 30, 2003.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


       During the nine months ended September 30, 2003 the Company issued 1,494,675,300 shares of restricted common stock to an unrelated party as consideration for a license agreement entered into on June 28, 2003 valued at $149,468. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2003.

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

       During the quarter ended September 30, 2003, the Company issued 2 billion shares of restricted stock to the trusts. The trust shares are not included in the outstanding shares because they are being held in escrow by the trustee. Additional stock will be required to be issued to achieve this financial goal (See Note 9).

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


       On August 18, 2003, the Company issued 500,000,000 shares of common stock valued at $50,000 to an attorney for services rendered in connection with the establishment of the trust agreements. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

NOTE 6 LITIGATION

       On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 1 billion shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 as of September 30, 2003 and this amount is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2003. As of December 23, 2003, the Company has not yet issued the corporation the 1 billion shares as per the terms of the settlement.

       Other than the legal settlement discussed in the above paragraph, the Company is a party to a number of lawsuits and claims, which have been disclosed in the Company's Form 10-KSB for the year ended December 31, 2002 filed on May 16, 2003. In the opinion of management and external legal counsel, the status of the pending lawsuits and claims have not materially changed from what was disclosed in the Company's Form 10-KSB.

NOTE 7 CAPITAL LEASE OBLIGATIONS

       The Company is in default of its capital lease agreement at September 30, 2003. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 8 GOING CONCERN

       The Company's condensed consolidated financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $5,142,441 and a negative cash flow from operations of $222,392 for the nine months ended September 30, 2003, and has a working capital deficiency of $14,400,099 and a stockholders deficiency of $14,450,065 as of September 30, 2003. The Company's working capital deficiency as of September 30, 2003 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 9 AGREEMENTS

       On June 28, 2003, the Company entered into a license agreement with an unrelated company for the exclusive rights to an extensive video library. The initial term of the agreement is for a period of ten years. There are automatic renewal options if the Company reaches a specified revenue amount during the initial term. The Company issued restricted common stock to pay for the license fee (See Note 5). If the proceeds from the sale of these shares over the period of 18 months from the date of this agreement are less than $1,000,000, the Company will be obligated to issue the licensor additional shares equal to two times the difference. There are no royalties to be paid in connection with this agreement. The Company has not generated any revenue from the use of this license through September 30, 2003.

NOTE 10 SUBSEQUENT EVENTS

       During the period from October 1, 2003 through December 16, 2003, the Company has issued 2,285,000,000 common shares, in the aggregate, to four different consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal years 2004 and 2005.

       On  October 1, 2003 and  November  6, 2003,  150,000,000  and  50,000,000
       shares of common stock were issued, respectively, to an attorney as compensation for legal services rendered.

       On November 24, 2003, 2,000,000,000 shares of common stock were issued to the Company's SEC attorney as compensation for legal services rendered.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

                                       2003                 2002
                                   ------------         ------------
Total net revenues                 $     5,128          $   (17,062)

Operating Expenses:
General and Administrative         $ 2,098,267          $ 3,380,729

Net Loss from Operations           $(2,100,252)         $(3,406,486)

Net Loss Per Share                 $     (0.00)         $     (2.40)


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

                                        2003                  2002
                                   ------------          ------------
Total net revenues                 $     83,652          $    377,017

Operating Expenses:
General and Administrative         $  5,166,921          $ 10,259,244

Net Loss from Operations           $ (5,105,328)         $ (9,899,324)

Net Loss Per Share                 $      (0.00)         $      (9.60)

Net Revenues

Net Revenues (principally from advertising placements, commissions and revenue sharing arrangements) for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 increased from $(17,062) to $5,128. The increase in revenues is attributed to the Company's ability to outsource many functions and reduce staffing dramatically thereby allowing the Company to decrease losses. For the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 net revenues decreased from $377,017 to $83,652. This decrease is due to the company's discontinuation of many internal operations that previously brought in aspects of income.

Operating Expenses


Total operating expenses decreased (37.9%) from $3,389,424 in 2002 to $2,105,380 in 2003 for the three months ending September 30. Total operating expenses decreased (229.8%) from $10,276,341 in 2002 to $5,188,980 in 2003 for the nine months ending September 30. Included in operating expenses are general and administrative expenses which decreased from $3,380,729 for the three month period ended September 30, 2002 to $2,098,267 (37.8%) for the three month period ended September 30, 2003. General and administrative expenses decreased from $10,259,244 for the nine-month period ended September 30, 2002 to $5,166,921 (49.6%)

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


The total net loss of the Company for the three-month period ending September 30 2003 was $(2,110,501) compared to $(13,006,318) for 2002, a 83.3% decrease. The total net loss of the Company for the nine-month period ending September 30 2003 was $(5,142,441) compared to $(21,780,633) for 2002, a 76.4% decrease.


Other Income (Expenses)

Other income expenses for the three month period ending September 30 decreased from $(12,697) in 2002 to $(10,249) (-19.3%) in 2003 primarily due to lower interest expenses. For the nine month period the other income expenses increased from $(29,958) in 2002 to $(37,113) in 2003 (+23.9%). The increase in income expense is due to the company's reliance on loans and borrowed capital.

Liquidity and Capital Resources


The Company's current assets decreased from $382,985 at December 31, 2002 to $246,066 at September 30, 2003, this decrease due to the decrease in active business within INOV.


In connection with the various initiatives being pursued by management to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to a shift in the main focus of its core business. The Company plans to pass low profit making activity such as media buying to third party contracted companies. The Company also plans to invest in product ownership and development as well as actively pursue opportunities to expand the marketing aspects of these products. As the advertising industry goes through its transitions, the Company plans to react by adjusting its focus away form pure media buying to product development. Product development continues to be a strong avenue for the direct response advertising business. Affiliations and associations with other advertising agencies will also expand the Company's ability to increase cash flow and revenues without adding staff. The Company also plans to investigate the possibility of additional acquisitions that will allow the Company to become a holding company in name only. By diversifying and expanding its base operations The Company will endeavor to create a more productive future.

During 2002 and in the current quarter, the market price of our common shares has continued to drop precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through "shorting" by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued common shares which we undertook to compensate consultants in our industry, to support Company growth to effect the Century transaction. Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after September 30, 2003 and all of its provisions should be applied prospectively.


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

In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003.

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

Based upon the foregoing definition, the registrant's most critical accounting policies include:

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)

Revenue Recognition

The Company has historically recognized revenue from the sale of media time to advertising clients. Included in the monies received from advertising clients are amounts which represent the reimbursement of media time purchased on behalf of the customer for the related advertisements. These media purchase reimbursements have been accounted for as an offset to the related media purchases for the respective advertisement and not as gross revenues as required under EITF 99-19 and SAB 101. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company has earned commissions in connection with the procurement of media time on behalf of advertising clients in the past. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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


Innovation Holdings, Inv. f/k/a Blagman Media International, Inc. v. Voxcorp, Case No.: SC 071975, has been settled. The Voxcorp lawsuit alleged a breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. Innovation Holdings has filed a general denial to Voxcorp's cross-complaint and asserted numerous affirmative defenses to each cause of action. As stated this matter has settled.

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

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                            ------------------------
                                   (UNAUDITED)


The creditors of Century Media, Inc., a wholly owned subsidiary of the Company, have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with Innovation. The Company disputes these claims and is actively seeking to resolve these matters:
Media Central v. Blagman Media Inc., et al. pending in Los Angeles County Superior Court. Lin Television v. Century Media, Inc. et al. Pending in Los Angeles County Superior Court Case No. 03100896; Infinity Broadcasting Corp. v. Blagman-Century Media, Inc. et al. Pending in Civil Court of the City of New York, County of New York; and Whitney Broadcasting, et al. v. Blagman-Century Media, Inc. et al. Pending in Superior Court, Florida.

There have been no material changes in any pending legal proceedings to include on this report.

Item 2. Changes in Securities.

None.


Item 3. Defaults upon Senior Securities.


None.


Item 4. Submission of Matters to a Vote of Security Holders


None.


ITEM 5. Other Information


On March 31, 2003 the following information was released by the Securities Exchange Commission http://www.sec.gov/litigation/litreleases/lr18057.htm.
Within the body of the full SEC Federal Court action is the description of what transpired to INOV f/k/a Blagman Media during 2001 and 2002 as it relates to The Company's involvement with Suburban Capital.


Due to the actions and activities resulting from the relationship with Suburban Capital, INOV has set up a shareholder's trust fund to compensate shareholders who were adversely effected by the issues outlined within the documents of the SEC. In addition, The Company performed its own review of suspect activity during the same period of time further justifying The Company's intent on assisting shareholders who were negatively effected.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

On July 18 2003 the Company filed an 8-K announcing the establishment of two trust accounts one for shareholders and the other for creditors of INOV and the subsidiary Century Media.

The Innovation Holdings, Inc. Shareholder Trust has been established to respond to the Company's concern that shareholders of record as of January 1, 2002 through July 31, 2002 were adversely effected by the action of outside parties effecting the share price and value of the Company throughout these


On July 3 2003 the Company filed an 8-K announcing that World Wide Digital Media ("WWDM"), a wholly owned subsidiary of Innovation Holdings (the "Registrant") entered into a License Agreement with Vidway Interactive ("Vidway) to acquire its video library, which consists of approximately 800 hours of programming.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INNOVATION HOLDINGS, INC. F/K/A BLAGMAN MEDIA INTERNATIONAL, INC.



Dated: __________               /s/ ROBERT BLAGMAN


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

10.7 Registration Rights Agreement dated July 12, 2001 with certain named persons (Incorporated by reference; Form SB-2/A filed on November 1,
         2001)

10.8 2000 Employee Stock Compensation Plan (Incorporated by reference; Form S-8 for MNS Eagle Equity Group I, Inc. filed on September 11, 2000)

10.9 2001 Employee Stock Option Plan (Incorporated by reference; Form S-8 filed on August 27, 2001)

21.1 List of Subsidiaries (Incorporated by reference, Form 10KSB, as amended filed on April 15, 2002)

31 Certification Pursuant to Section 302, Of The Sarbanes-Oxley Act Of 2002 (filed herewith)

32 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002