Form 10KSB
period 2003-12-31
INNOVATION HOLDINGS
filed 2004-05-20
CIK 1096936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

                          Commission File No. 000-27777

                            INNOVATION HOLDINGS, INC.
                     F/K/A BLAGMAN MEDIA INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Nevada                                           91-1923501
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                 14622 Ventura Boulevard, Suite 1015
                      Sherman Oaks, California              91403
               -----------------------------------------------------
              (Address of Principal Executive Offices)    (Zip Code)

                                 (818) 426-8737
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the issue has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Issuer's net revenues for 2003 were $83,652.

The number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 2003 was 31,682,095. Currently the stock totals 39,397,187 to reflect the 1-500 split effective on April 23, 2004.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS


PART I                                                                      PAGE

Item 1.     Description of Business..........................................  4
Item 2.     Description of Property.......................................... 10
Item 3.     Legal Proceedings................................................ 10
Item 4.     Submission of Matters to a Vote of Security Holders.............. 12


PART II

Item 5.     Market for Registrant's Common Equity and Related
                   Stockholders Matters...................................... 12
Item 6.     Management's Discussion and Analysis of Financial Condition
                   and Results of  Operations................................ 13
Item 7.     Financial Statements............................................. 18
Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 18
Item 8.A    Controls and Procedures.......................................... 18

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act......... 18
Item 10.    Executive Compensation........................................... 19
Item 11.    Security Ownership of Certain Beneficial Owners and Management... 21
Item 12.    Certain Relationships and Related Transactions................... 23
Item 13.    Exhibits, List and Reports on Form 8-K........................... 23
Item 14.    Controls and Procedures.......................................... 23


Signatures................................................................... 24


Certification................................................................ 25

                          NOTE RELATING TO STOCK SPLIT

On April 23, 2004, we effectuated a 1-for-500 reverse stock split with respect to our Common Shares. Whenever we make any reference in this annual report to the grant or issuance of Common Shares, or options or warrants to purchase Common Shares, such references shall, for comparison purposes, be made in reference to post-reverse numbers and, in the case of options and warrants, post-reverse exercise prices, unless we state otherwise.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as "forward-looking statements," which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through the words and phrases such as "seek," "anticipate," "believe," "expect," "intend," "plan," "budget," "project," "may be," "may continue," "may likely result," and similar expressions. When reading any forward-looking statement, you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

o whether or not markets for our products develop and, if they do develop, the pace at which they develop; o our ability to attract the qualified personnel to implement our growth strategies; o our ability to develop sales, marketing and distribution capabilities; o the accuracy of our estimates and projections; o our ability to fund short-term and long-term financing needs; o changes in our business plan and corporate strategies; and o other risks and uncertainties discussed in greater detail in the section of this annual report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report, as well as other public reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

OVERVIEW

Innovation Holdings, Inc. f/k/a Blagman Media International, Inc. is a Nevada corporation (collectively with its subsidiaries, the "Company," "we," "us," or "our"), which is the successor to a corporation founded in 1961. We are a direct marketing firm that has transitioned into a form of a holding company seeking out business opportunities and product ownership focused on direct response opportunities. Through these investments and ownership opportunities, Innovation will through direct response advertising, market products directly to consumers. Innovation Holdings is based in Sherman Oaks, California and principally provides direct market services for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we provide extensive assistance in backend marketing and creative production.


CORPORATE HISTORY AND DEVELOPMENT

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

In March 2002, we completed the transaction through a merger of a wholly-owned special purpose subsidiary into Century in exchange for the payment of the equivalent of $100 per share to the shareholders of Century ($12.50 in cash and the balance in shares of the common stock of the parent company (hereafter "Common Shares"), repayment of $749,778 in debentures through the issuance of Common Shares, and the recognition of debts. As a result, at closing approximately $600,000 in cash and $2.2 million in restricted Common Shares were distributed to holders of existing Century shares, debentures, and certain stock rights. Under the merger agreement, the Common Shares were valued at the closing bid price over the seven days prior to the date of the agreement or $0.4429 resulting in the issuance of 5,111,303 new Common Shares to the holders of Century shares, debentures and certain stock rights. Century also had continuing debt obligations due to affiliates and third parties of approximately $1.6 million, exclusive of trade and contingency obligations. In connection with our interest in the Century transaction, we provided management services to Century from late 2001 to early 2002, essentially on a reimbursement basis. As a result of the overwhelming debt and departures by members of Century, we no longer consider this acquisition viable. We are in the process of resolving all issues related to the Century acquisition.

Following the acquisition of Century Media in March 2002, the Company had determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued the operations as of December 2002.


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

The following chart compares the characteristics of traditional advertising with the direct marketing and direct response approaches:

            GENERAL ADVERTISING VS. DIRECT MARKET AND DIRECT RESPONSE

           GENERAL ADVERTISING               DIRECT MARKET AND DIRECT RESPONSE
---------------------------------------     ------------------------------------

Purpose is to create positive awareness     Purpose is to create an instant sale
                                            or inquiry for a product or service
                                            for product of service

Builds awareness for a sale Makes a sale or contact now, directly with time and place, under the buyer's control. The customer, at a time and place under the seller's control.

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

REVENUE SOURCES

The Company expects to generate revenue from the investment of capital in certain opportunities it is now seeking out in the direct response arena. Revenues have been curtailed over the past year while the firm regroups and evolves out of the problems associated with its association with a financial firm now being investigated by the SEC.

For full details please refer to
http://www.sec.gov/litigation/litreleases/lr18057.htm. The ramifications of the association with the group named in the SEC investigation have caused a dramatic slowdown of the company's day to day business.

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

COMPETITION

We compete with much larger advertising agencies that have greater financial and personnel resources to service their accounts. We seek to meet the competitive challenges these larger agencies pose. Our boutique size, ability to offer advanced client services and personal attention allows the Company to differentiate itself from many competitors. We compete through our thorough research, selective competitive intelligence on consumer and customer trends, use of our growing database on what motivates people to buy, and the quality and reliability in executing our client's direct response targeted programs. Our main competitors are Hawthorne Media, Cmedia, Mercury Media and most general/ traditional advertising firms.

DEPENDENCE ON LIMITED CLIENTS

During 2002, the firm had a small group of clients that included Greenpeace, Amnesty International, the Red Skelton Estate and a variety of other small companies. During 2003 due to a refocus of our business direction, most if not all of our media and advertising transactions are being outsourced to third party entities to enhance the financial growth of Innovation Holdings. By year's end Innovation Holdings held no client contracts as it regroups and prepares to invest and acquire new product opportunities.

ALLIANCES

We originally expanded our market presence through alliances with larger enterprises and associations where our particular expertise was valuable and our ability, as a smaller entity, to respond quickly in a flexible manner allowed the larger organization to enhance its marketing and advertising services. Historically, our main alliance was with Eicoff & Company, a subsidiary of Ogilvy & Mather. Eicoff & Company is the oldest, largest, and one of the most successful direct marketing firms in the country and the number one short form-advertising agency in the world with billings exceeding $150 million. After becoming a publicly traded company, this alliance was compromised due to possible conflicts with our pending acquisitions, we are currently actively seeking new affiliations.

FINANCING TRANSACTIONS

On July 12, 2001, we entered into an equity line of credit agreement for up to $15 million in credit with Gazelle Group LLP ("Gazelle") and DRH Investment Company LLC ("DRH"). This agreement covers a total of 900,000 Common Shares pursuant to the equity line of credit agreement from time to time during a three-year period beginning on the date of the agreement. The amount of issuable securities is tied to the market price of our Common Stock and as a result of our low stock price during 2002 and 2003; we have been unable to draw against the equity line of credit.

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

RESEARCH AND DEVELOPMENT OF ADVERTISING ACTIVITIES

We estimate that we currently spend approximately 68% of our time on research and development activities related to marketing strategies or techniques. We believe research on consumer trends is one of our competitive advantages.


ENVIRONMENTAL REGULATION

The cost and effects of compliance with environmental laws for federal, state or local governments are inconsequential.

EMPLOYEES

As of December 31, 2003, we had one full-time employee, the Chief Executive Officer/Chief Financial Officer, who is not represented by a collective bargaining unit. We also have one independent contractor working for us on an as-needed basis to assist in the bookkeeping for the Company.


ITEM 2.   DESCRIPTION OF PROPERTY

The lease term on our office space located at 1901 Avenue of the Stars, Los Angeles, California, ended on April 30, 2003. We currently are renting a small executive office on a month-to-month basis and are looking for new space in which to relocate our executive offices when cash flow permits.


ITEM 3.   LEGAL PROCEEDINGS

The following discusses all known or anticipated material legal proceedings commenced by or against the Company or its wholly owned subsidiaries:

Subsequent to the Century Media transaction, TMT Media Corporation asserted that under the April 2000 Acquisition Agreement with Century Media, as a result of the transaction between the Company and Century Media, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century Media. The Company and Century Media dispute this position and are seeking to resolve the matter. In May 2002, TMT filed a lawsuit captioned TMT Media Corporation v. Blagman Century Media, Inc. et al, in Superior Court of California, County of Los Angeles, Case No. BC273368, naming the Company, Century Media and Robert Blagman personally, seeking the accelerated amount of approximately $1,859,564. The named defendants have filed a general denial to TMT Media's allegations and have asserted numerous affirmative defenses. Mr. Blagman demurred to the allegations raised against him and since the pleading was successful, Mr. Blagman is no longer a party to this lawsuit. On December 2, 2003, TMT Media Corporation was granted Summary Judgment against Blagman-Century Media, Inc., Blagman Media International, Inc. and Century Media, Inc. in the amount of $2,081,292. The Company's prior legal counsel failed to file any opposition to the summary judgment motion which resulted in attorneys' fees and costs being granted for $152,321 and $9,362 respectively. Newly retained legal counsel for the Company's has found that former counsel failed to file any opposition to the motion. The Company's current legal counsel will aggressively and vigorously file a motion to be relieved of the default as to the summary judgment motion, file the proposed opposition to reopen the case and seek damages against prior legal counsel based upon a theory of legal malpractice.

Prinvest Capital Corp. v. Century Media, Inc. et al, is pending in the Superior Court of Los Angeles County, Case No. BC292131. This litigation was initiated by a creditor of Century Media in regards to an obligation incurred prior to the merger of Innovation with Century Media. Prinvest Capital is claiming an amount owed of $166, 653.67. On January 30, 2004, Prinvest Capital Corp. was granted Summary Judgment against Century Media, Inc. and Blagman Media International, Inc. a/k/a Innovation Holdings in the amount of $166,654 and interest in the amount of $72,399. The Company's prior legal counsel failed to file any opposition to the summary judgment motion. On May 4, 2004, motion for attorneys' fees and costs was granted for $35,115 and $1,294 respectively. The motion was vigorously opposed by the Company's new legal counsel on the grounds there was an unethical conflict of interest with plaintiff's counsel, Buchalter Nemer Fields &Younger, associating with Reed Smith. There are currently cross-actions in this case brought by Century Media, Inc. and Innovation Holdings, Inc. against former management Peter Lambert and Al Lapin and Peter Lambert, Yona Lapin and Al Lapin against Innovation Holdings, Inc., Blagman Media International, Inc. and Century Media, Inc. A settlement was recently reached with Reed Smith Crosby Heafy LLP. The remaining cross-actions are set for binding arbitration on November 2004. On May 18, 2004 a hearing for a charging order is pending against co-defendants Lambert and Lapin. The Company's new legal counsel will aggressively and vigorously file a motion to be relieved of the default as to the summary judgment motion and file the proposed opposition to reopen the case for a defense. An appeal of the attorneys' fees and costs will also be filed. The binding arbitration will be aggressively prosecuted to indemnify the companies against any liability that may occur by the summary judgment and attorneys' fees and costs awarded to date.

Yigal I. Bosch v. Blagman Media International, Inc., Innovation Holdings, Inc. is pending in U.S.D.C. So. Dist., Texas, Case No. H032860. This is a shareholder action against the Company for alleged mismanagement and issuing alleged misleading statements. The Company is engaging counsel in Texas to represent the Company to aggressively defend this action that management strongly believes was brought in bad faith.

The Company is a party to other pending litigation matters which are deemed to be in the ordinary course of business, none of which the Company deems to be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Until March 10, 2003, our Common Shares traded on the Over the Counter on the Bulletin Board under the symbol BMII.OB. From March 10, 2003 until April 23, 2004, our Common Shares traded Over the Counter on the Bulletin Board under the symbol INOV.OB. In April 2004, the Company effectuated a 1-for-500 reverse split and NASDAQ assigned the Company a new trading symbol, IVHO.OB, under which our Common Shares are now trading. All references to the number of shares issued and the sales price of our Common Shares have been adjusted to reflect the 1-for-500 reverse split.

The following table sets forth the high and low sales price of our Common Shares on its principal market for the fiscal years ended December 31, 2002 and December 31, 2003.

                                                      BID PRICE
                                                ---------------------
PERIOD                                            HIGH           LOW
---------------------------------------------------------------------
2003*:
Fourth Quarter                                  $0.0001       $0.0001
Third Quarter                                   $0.0001       $0.0001
Second Quarter                                  $0.0001       $0.0001
First Quarter                                   $0.0001       $0.0001

2002*:
Fourth Quarter                                  $0.0001       $0.0001
Third Quarter                                   $0.0001       $0.0001
Second quarter                                  $0.0001       $0.0001
First Quarter                                   $0.0001       $0.0001


* Throughout the fiscal years ended December 31, 2003 and 2002, our Common Shares traded at prices well below $0.001 per share.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included as part of this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

GENERAL

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

NET REVENUES

Net Revenues for the year ended December 31, 2003 as compared to the year ended December 31, 2002 decreased from $437,241 to $83,652.

Operating expenses decreased to $7,419,165 (71%) from $4,003,297 in 2001 to $25,434,569 in 2002 due primarily to the Company canceling consultant contracts and a decrease in stock issuances for legal, wages, consulting, board fees and license agreements as well as an overall decrease in overhead. Stock issued for compensation and services decreased from $23,182,439 to $6,011,658 (74%).

The Company also recognized in 2002 a $3,300,000 expense which represented the market value of fraudulently issued common shares of the Company, and a loss from discontinued operations of $12,966,399. In 2003 no such event took place reducing the total other income expense to $265,699 in 2003 from $3,358,421 in 2002 a decrease of 92%. During 2002, the Company acquired Century Media, Inc. and subsequent to the acquisition the Company determined that Century Media, Inc. did not meet its strategic objectives and decided to discontinue and abandon the operations of Century Media, Inc. Therefore, the operations of Century Media, Inc. are included in discontinued operations.

The total net loss of the Company in 2003 was $8,035,686 compared to $41,322,148 for 2002 or an 81% decrease.

The Company is continuing to rationalize its operating expenses to its revenues and the needs of a public entity. While management believes that it has now addressed the principal effects of the direct and indirect Non-Cash Compensation and other equity commitments and dilution matters which arose from the Unisat and MNS transactions, from the Company's early experiences as a public entity and from consultant payments, the Company may continue to use equity, debt and cash to complete acquisitions or to fund other compensation matters, including amounts due to Mr. Blagman as deferred salary and signing bonus amounts under his employment agreement and the pre-existing Board commitment to allow Mr. Blagman to maintain up to 51% equity ownership in the Company.

Interest expense was not a significant item in 2002 or 2003 and decreased from $58,958 in 2002 to $53,304 (9.6%) in 2003. Because the Company records revenues as received and generally commits to time expenditures only when there is assurance of payment from its clients, interest costs and advertising revenue adjustments are small.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003, compared to December 31, 2002, there was no appreciable cash available. In 2002 there was $31,779 in accounts receivable while posting at $0 in 2003. These conditions, including the addition of $9,645 at December 31, 2003 of assets related to discontinued operations, resulted in an overall decrease in current assets from $382,985 to $9,647 (98% decrease) from December 31, 2002 to December 31, 2003.

Accounts payable and accrued expenses, including cash overdraft at December 31, 2003 was $1,780,024 compared to $1,554,758 at December 31, 2002 (15% increase).
Accrued compensation to officer and amounts due to officer increased from $1,314,392 at December 31, 2002 to $1,897,344 at December 31, 2003 (44%
increase). Additionally, the Company reflected $10,835,472 as total liabilities related to discontinued operations. The significant decrease in the working capital of the Company continues to be a direct result of the acquisition of Century Media as well as the adverse effects of the departure of key employees in third quarter 2002. As the employees departed most of the active accounts departed Century as well. The debt associated with Century was the single and most devastating factor. The attempt to manage the debt, the layoffs, resignations and loss of major accounts resulted in a total shut down of the Century operation. The Century operation also caused a tremendous drain on all cash flow, time, focus and assets at Innovation Holdings.

During 2003, the Company issued Common Shares of which 23,323,315 related to consulting, 302,540 were issued as Non-Cash Compensation, 5,052,490 were issued for legal fees, and 2,989,351 were for license agreements. These transactions resulted in 31,682,095 Common Shares outstanding at December 31, 2003.

During 2003, the market price of our Common Shares continued to be well below expected levels. We believe that there continues to be pertinent underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through shorting by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued Common Shares which we undertook to compensate consultants in our industry, to support Company growth and to effect the Century transaction.

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

During 2003, we focused a significant effort to the unwinding of Century Media. While the Century Media transaction adds existing debt and trade payables, management believes that these obligations are being contained and can be funded from operations, internal organic growth, increased billings, legal avenues and extensive operating cost reductions and efficiencies. We have departed from our earlier strategy to assist in funding selected aspects of the growth of Century Media and new strategic hires and alliances that will not facilitate positive financial growth.

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

Another factor which has taken a substantial amount of time and funding to overcome is the Companies victimization at the hands of a specific financial firm now under investigation with the SEC. More details are available at http://www.sec.gov/litigation/complaints/comp18057.htm

If substantial additional working capital does not become available, management believes that the active search and completion of key acquisitions along with proper legal restructuring and planning will be sufficient to meet essential capital requirements for the next 12 months but will not support growth.

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $8,035,686 for the year ended December 31, 2003, and has a working capital deficiency of $14,964,866 and a stockholders deficiency at December 31, 2003 of $15,194,926, and may not enable it to meet such objectives as presently structured. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEW FINANCIAL PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued new accounting pronouncements. Please see Note 1 to the financial statements for a summary of these pronouncements. Management does not believe that the adoption of these pronouncements will have a material effect on the financial position or results of operations of the Company.


FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the matters discussed herein are forward-looking statements that involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices and other factors discussed in this annual report. (See page iii of this report, "Special Note Regarding Forward-Looking Statements.")

CRITICAL ACCOUNTING POLICIES

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

Asset Impairment

The Company reviews its long-lived assets and identifiable intangibles for impairment in accordance with SFAS 144, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles would be based on the fair value of the asset.


ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2003 and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

There was no change in our internal control over financial reporting that occured during the period covered by this Annual Report on Form 10-KSB that has materially effected, or is reasonably likely to materially effect our internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCEWITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to our directors and executive officers:

NAME                  AGE        POSITION
-----------------     ---        -----------------------------------------------
Robert Blagman        47         Chairman of the Board, Chief Executive Officer,
                                 Secretary
Andrew Given          45         Director
Walter Lubars (1)     73         Director
Jeff Wald (1)         52         Director

BUSINESS EXPERIENCE OF DIRECTORS

ROBERT BLAGMAN founded our business as a sole proprietorship in 1994 and has been the Chief Executive Officer of the Company and Chairman of the Board of Directors since the transactions with Unisat, Inc. in August 1999. Prior to founding the enterprise, he was an executive in advertising marketing at: Disney KCAL Channel in Los Angeles (national advertising sales manager 1992-1994); KCOP in Los Angeles (local advertising sales manager 1989-1992); and Katz Communications (various titles leading to national advertising sales manager 1978-1989).

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

JEFF WALD has been the News Director for KTLA Channel 5 in Los Angeles for the past five years. KTLA is part of the Tribune Company. He has served on the Board of Directors of the Company since August 1999.

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


ITEM 10.       EXECUTIVE COMPENSATION.

The following table sets forth for 2001, 2002, and 2003 each component of compensation paid or awarded to, or earned by, our executive officers.

                                                                                    LONG-TERM COMPENSATION
                                                                                    -----------------------------
                                   ANNUAL COMPENSATION                                AWARDS      PAYOUTS
                                   -------------------                              ----------   ---------
                                                                                    Securities                  All
                                                                                    Underlying      Long       Other
Name of Executive and                                                 Restricted    Options &       Term      Compen-
Principal Position        Year       Salary        Bonus      Other      Stock         SARS      Incentive    sation
                         ------   -----------     --------    ------  ----------    ----------   ---------    -------
Robert Blagman           2003     $376,200(1)   $150,000(4)   $  --       --            --           --         --
Chief Executive          2002     $342,000(2)   $150,000(4)   $  --       --            --           --         --
Officer / Chief          2001     $300,000(3)   $150,000(4)   $  --       --            --           --         --
Financial Officer

----------
(1) Includes $ 376,200 of 2003 compensation which Mr. Blagman has deferred under his employment agreement dated January 1, 2000.

(2) Includes $204,750 of 2002 compensation which Mr. Blagman has deferred under his employment agreement dated January 1, 2000.

(3) Includes $77,500 of 2001 compensation which Mr. Blagman has deferred under his employment agreement dated January 1, 2000.

(4) Bonuses for Mr. Blagman for the years 2001, 2002 and 2003 have been deferred.


Pursuant to a pre-existing Board commitment which allows Mr. Blagman to maintain up to a 51% equity ownership in the Company, Mr. Blagman may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire Common Shares of the Company.


OTHER COMPENSATION

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for, or contributed to, by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2003 which provides for such payment, except for an employee stock incentive plan. The Registrant had granted options to purchase 37,200 shares of common stock pursuant to the 2002 Stock Compensation Plan during the fiscal year ended December 31, 2002.

COMPENSATION OF DIRECTORS

The directors have served without cash compensation. In November 2000 and January 2001, each of the directors was granted options to acquire 50,000 100 and 100,000 200 Common Shares, respectively, at an exercise price of $0.25 and $0.09 per share, respectively, the market price on that date. The options are fully vested and exercisable until September 30, 2005 and January 23, 2006, respectively.


EMPLOYMENT AGREEMENTS

On January 1, 2000, we entered into an employment agreement with Robert Blagman, our Chairman and Chief Executive Officer, for a term of five years. The employment agreement calls for a base salary, after annual incremental increases, ranging from $240,000 to $420,000. The agreement also calls for a signing bonus of $750,000 to be paid over the term of the employment agreement. In addition, pursuant to a pre-existing Board commitment which allows Mr. Blagman to maintain up to a 51% equity ownership in the Company, Mr. Blagman may elect to use all or a portion of his deferred salary and signing bonus amounts to acquire Common Shares of the Company.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003, (31,682,095 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, individually and as a group:

     Name and Address                                              Amount of      Percent
  of Beneficial Owner (1)                       Title of Class    Ownership(2)    of Class
-------------------------------------------------------------------------------------------

Robert Blagman
14622 Ventura Boulevard
Suite 1015                                      Common Shares        1,256,128        3.2%
Sherman Oaks, CA  91403

Andrew Given
14622 Ventura Boulevard
Suite 1015                                      Common Shares              300(3)  0.0008%
Sherman Oaks, CA  91403

Walter Lubars
14622 Ventura Boulevard                         Common Shares           10,300(3)     .03%
Suite 1015
Sherman Oaks, CA  91403

Jeff Wald
14622 Ventura Boulevard
Suite 1015                                      Common Shares              300(3)  0.0008%
Sherman Oaks, CA  91403

Marc R. Tow, Esq.
3900 Birch Street                               Common Shares       40,001,000(4)    10.1%
Suite 113
Newport Beach, CA  92660

Leanna Sidhu
6720 Muirlands Drive                            Common Shares          600,000        1.5%
La Jolla, CA  92037

Directors and executive officers as a group     Common Shares        1,267,028        3.2%

----------
(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) The amount owned is based on issued common stock, as well as stock options that are currently exercisable.

(3) Includes 100 common shares issuable upon the exercise of fully vested common share purchase options at an exercise price of $0.025 per share, granted on November 8, 2002 pursuant to the Company's Employee Stock Incentive Plan, which expire on September 30, 2005. Includes 200 common shares issuable upon the exercise of fully vested common share purchase options at an exercise price of $0.09 per share, granted on November 23, 2001 pursuant to the Company's Employee Stock Incentive Plan, which expire on January 23, 2006.

(4) These common shares were issued for legal services.

* Owns less than 1%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, and subsequently through March 2004, the Company issued 40,001,000 common shares to Marc R. Tow, as compensation for legal services to be rendered to the Company. These shares represent 10.15% of the issued and outstanding shares of the Company. In March 2004, the Company terminated the services of Mr. Tow. Pending a review of legal bills and value or services rendered, the stock issued to Mr. Tow has been placed on hold.

During the fiscal year ended December 31, 2003, there have not been any other transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

a) Exhibits.

Exhibits included or incorporated by reference herein are set forth under the
Exhibit Index

b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fees

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSB and 10-QSB are services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

      2003:  $58,182  - Weinberg & Company, P.A.
      2002:  $105,022 - Weinberg & Company, P.A.

(2)   Tax Fees

      The aggregate fees billed in each of the last two fiscal years for tax services were:

      2003:  $17,031 - Weinberg & Company, P.A.
      2002:  $10,535 - Weinberg & Company, P.A.

(3)   All Other Fees

      The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraph (1) were:

      2003:  $0
      2002:  $13,441 - Weinberg & Company, P.A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2004                         Innovation Holdings, Inc.


                                            By: /s/ ROBERT J. BLAGMAN
                                                ------------------------------
                                                    Robert J. Blagman,
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated

Date:   May 19, 2004                            /s/ ANDREW GIVEN
                                                ------------------------------
                                                    Andrew Given



Date:   May 19, 2004                            /s/ WALTER LUBARS
                                                ------------------------------
                                                    Walter Lubars



Date:   May 19, 2004                            /s/ JEFFREY WALD
                                                ------------------------------
                                                    Jeffrey Wald

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13A-14 AND 15D-14 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Innovation Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Blagman, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert Blagman
-------------------------------------
    Robert Blagman
    President/Chief Executive Officer

May 19, 2004

                  INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN
                  MEDIA INTERNATIONAL, INC.) AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES



                                    CONTENTS


PAGE         1     INDEPENDENT AUDITORS' REPORT

PAGE         2     CONSOLIDATED  BALANCE  SHEETS AS OF  DECEMBER  31, 2003 AND
                   2002

PAGE         3     CONSOLIDATED  STATEMENTS OF OPERATIONS  FOR THE YEARS ENDED
                   DECEMBER 31, 2003 AND 2002

PAGE        4-5    CONSOLIDATED   STATEMENTS   OF  CHANGES  IN   STOCKHOLDERS'
                   DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

PAGE         6     CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
                   DECEMBER 31, 2003 AND 2002

PAGES      7 - 24  NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS AS OF DECEMBER
                   31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Innovation Holdings, Inc.
(Formerly Blagman Media International, Inc.)

We have audited the accompanying consolidated balance sheets of Innovation Holdings, Inc. (f/k/a Blagman Media International, Inc.) and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Innovation Holdings, Inc. (f/k/a Blagman Media International, Inc.) and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $8,035,776 and a negative cash flow from operations of $248,707 for the year ended December 31, 2003, and a working capital deficiency of $14,964,866 and a stockholders' deficiency of $15,194,926 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 18, 2004

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002


                                               ASSETS
                                                                                 2003               2002
                                                                              ------------      ------------
Current assets
 Cash                                                                         $          2      $         --
 Accounts receivable                                                                    --            31,779
 Prepaid media and other current assets, net of allowance of
  236,418 at December 31, 2003                                                          --           341,561
 Assets related to discontinued operations                                           9,645             9,645
                                                                              ------------      ------------
   Total Current Assets                                                              9,647           382,985
                                                                              ------------      ------------

PROPERTY & EQUIPMENT - NET                                                          73,751           104,902
                                                                              ------------      ------------

OTHER ASSETS
 License agreement, net of amortization of $7,781                                  141,687                --
 Deposits                                                                               --             4,576
                                                                              ------------      ------------
   Total Other Assets                                                              141,687             4,576
                                                                              ------------      ------------

TOTAL ASSETS                                                                  $    225,085      $    492,463
                                                                              ============      ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                                               $         --      $     11,782
 Notes payable - current portion                                                   359,725            50,000

 Accounts payable                                                                  830,006           893,108
 Accrued expenses                                                                  950,018           649,868
 Accrued compensation - officers                                                 1,897,344         1,314,392
 Due to officer                                                                     68,406           112,844
 Capital lease obligation - current portion                                         33,540            19,978
 Liabilities related to discontinued operations                                 10,835,472        10,400,999
                                                                              ------------      ------------
   Total Current Liabilities                                                    14,974,511        13,452,971
                                                                              ------------      ------------

LONG-TERM LIABILITIES
 Notes payable                                                                     445,500           445,500
 Capital lease obligation - long-term portion                                           --            18,358
                                                                              ------------      ------------
   Total Long-Term Liabilities                                                     445,500           463,858
                                                                              ------------      ------------

Total Liabilities                                                               15,420,011        13,916,829
                                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                                         --                --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                                 1                 1
 Common stock, $.001 par value, 20,000,000,000 shares authorized,
  31,682,095 and 7,639 shares issued and outstanding in 2003 and
  2002, respectively                                                                31,682             3,819
 Additional paid in capital                                                     41,824,753        35,587,400
 Accumulated deficit                                                           (57,051,362)      (49,015,586)
                                                                              ------------      ------------

   Total Stockholders' Deficiency                                              (15,194,926)      (13,424,366)
                                                                              ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    225,085      $    492,463
                                                                              ============      ============

                See accompanying notes to consolidated financial statements.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                     2003              2002
                                                                 ------------      ------------
REVENUES - NET                                                   $     83,652      $    437,241
                                                                 ------------      ------------

OPERATING EXPENSES
 Selling, general and administrative                                7,382,234        25,401,245
 Depreciation and amortization                                         36,931            33,324
                                                                 ------------      ------------
    Total Operating Expenses                                        7,419,165        25,434,569
                                                                 ------------      ------------

LOSS FROM OPERATIONS                                               (7,335,513)      (24,997,328)
                                                                 ------------      ------------

OTHER INCOME (EXPENSE)
 Loss on fraudulent issuance of common stock                               --        (3,300,000)
 Interest expense                                                     (53,304)          (58,958)
 Legal settlement                                                    (224,212)               --
 Interest income                                                            4               537
 Other income                                                          11,723                --
                                                                 ------------      ------------
    Total Other Income (Expense)                                     (265,789)       (3,358,421)
                                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS                                    (7,601,302)      (28,355,749)

LOSS FROM DISCONTINUED OPERATIONS                                    (434,474)      (12,966,399)
                                                                 ------------      ------------

NET LOSS                                                         $ (8,035,776)     $(41,322,148)
                                                                 ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED - CONTINUING
 OPERATIONS                                                      $      (2.50)     $  (7,308.18)
                                                                 ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED - DISCONTINUED
 OPERATIONS                                                      $      (0.14)     $  (3,341.86)
                                                                 ============      ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                    $      (2.64)       (10,650.04)
                                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC
 AND DILUTED                                                        3,043,747             3,880
                                                                 ============      ============

          See accompanying notes to consolidated financial statements

              INNOVATION HOLDINGS, INC. AND (FORMERLY BLAGMAN MEDIA
                        INTERNATIONAL, INC.) SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                          Additional                                 Deferred Stock
                      Preferred Stock    Common Stock      Paid-In     Accumulated   Subscriptions       Based
                      Shares   Amount  Shares   Amount     Capital       Deficit       Receivable     Compensation        Total
                      ------  -------  ------  --------  -----------   ------------   -------------  ---------------   ------------

Balance, January 1,
 2002                    100        1     303        --   24,709,705     (7,693,438)        (15,334)     (17,965,923)      (964,989)

Stock issued for
 acquisition of
 Century Media, Inc.      --       --     408        --      903,292             --              --               --        903,292

Stock issued for
 Century Media
 debentures               --       --     589         1    1,304,539             --              --               --      1,304,540

Stock issued for
 services                 --       --   4,379         4    5,216,512             --              --               --      5,216,516

Stock issued for
 failed acquisition       --       --      30        --      172,500             --              --               --        172,500

Stock issued
 fraudulently             --       --   1,930         2    3,299,998             --              --               --      3,300,000

Subscription
 receivable               --       --      --        --      (15,334)            --          15,334               --             --

Deferred stock
 compensation             --       --      --        --           --             --              --       17,965,923     17,965,923

Net Loss 2002             --       --      --        --           --    (41,322,148)             --               --    (41,322,148)
                      ------  -------  ------  --------  -----------   ------------   -------------  ---------------   ------------

BALANCE,
 DECEMBER 31, 2002       100  $     1   7,639  $      7  $35,591,212   $(49,015,586)  $          --  $            --   $(13,424,366)
                      ======  =======  ======  ========  ===========   ============   =============  ===============   ============

          See accompanying notes to consolidated financial statements

                                                             Additional                                Deferred Stock
                     Preferred Stock       Common Stock        Paid-In    Accumulated   Subscriptions      Based
                     Shares   Amount    Shares      Amount     Capital      Deficit       Receivable    Compensation       Total
                     ------  -------  -----------  --------  -----------  ------------  -------------  --------------  ------------
Stock issued for
 legal fees                             5,052,490  $  5,052    1,179,248            --             --              --     1,184,300

Stock issued for
 consulting                            23,323,315    23,323    4,595,884                                                  4,619,208

Stock issued for
 wages                                    302,540       303       81,287            --             --              --        81,590

Stock issued for
 board of
 directors  fees                            1,262         1      220,499            --             --              --       220,500

Stock issued for
 license agreement                      2,989,351     2,989      146,479            --             --              --       149,468

Stock issued for
 settlement of
 accounts payable                           5,600         6       27,994            --             --              --        28,000

Stock cancelled in
 association with
 board of
 directors fees                              (102)       --      (17,850)           --             --              --       (17,850)

Net Loss, 2003                                                              (8,035,776)            --              --    (8,035,776)
                     ------   ------  -----------  --------  -----------  ------------  -------------  --------------  ------------

BALANCE,
 DECEMBER 31, 2003      100   $    1   31,682,095  $ 31,682  $41,824,753  $(57,051,362)            --  $           --  $(15,194,926)
                     ======   ======  ===========  ========  ===========  ============  =============  ==============  ============

          See accompanying notes to consolidated financial statements

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003             2002
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations               $ (7,601,302)   $(28,355,749)
 Adjustments to reconcile net loss from
  continuing operations to net cash (used in)
  operating activities:
 Depreciation and amortization                           36,932          33,324
 Provision for bad debt                                 311,565          24,474
 Loss on fraudulent issuance of common stock                 --       3,300,000
 Stock issued for failed acquisition                         --         172,500
 Stock issued for compensation and services           6,011,658      23,182,439
 Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                  (43,368)        (50,359)
   Prepaid media and other current assets               105,143         (77,235)
   Deposits                                               4,576         154,920
  Increase (decrease) in:
   Accounts payable and accrued expenses                343,137       1,200,734
   Accrued compensation - officers                      582,952         592,482
   Deferred revenue                                          --        (240,000)
                                                   ------------    ------------
      Net Cash (Used In) Operating Activities          (248,707)        (62,470)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          --         (27,401)
 Deposit on investment                                       --        (367,213)
                                                   ------------    ------------
      Net Cash (Used In) Investing Activities                --        (394,614)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due from officer                                       (44,438)        259,281
 Loan proceeds                                          309,725              --
 Cash overdraft                                         (11,782)         11,782
 Payments under capital lease obligation                 (4,796)        (13,903)
                                                   ------------    ------------
      Net Cash Provided By Financing Activities         248,709         257,160
                                                   ------------    ------------

NET (DECREASE) INCREASE IN CASH                               2        (199,924)

Cash - beginning of YEAR                                     --         199,924
                                                   ------------    ------------

Cash - end of YEAR                                 $          2    $         --
                                                   ============    ============

Cash paid during the year for - interest           $         --    $     43,252
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2002, the Company issued 859 shares of common stock with a fair value of $1,901,582 for the acquisition of Century Media, Inc. including the payoff of existing debentures, options and notes on the books of the acquiree.

The Company acquired $52,239 of property and equipment through capitalized leases during the year ended December 31, 2002.

In June 2003, the Company entered into a license agreement with a value of $149,468 paid by the issuance of 2,989,351 shares of common stock valued at the fair market value of the stock on the date of grant.

In September 30, 2003, the Company settled $2,000 of accrued payroll by giving the employees a computer with a net book value of $2,000.

          See accompanying notes to consolidated financial statements

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A) Organization

      On March 22, 2002, the Company acquired 100% of the outstanding common stock of Century Media, Inc., a California corporation engaged in the media business (See Note 2).

      On February 10, 2003, the stockholders of the Company approved an amendment to the articles of incorporation changing the name of the Company to Innovation Holdings, Inc. (referred to as the "Company").

      In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and par share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      In April, 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      (B) Principles of Consolidation

      The accompanying 2003 and 2002 consolidated financial statements of the Company include the accounts of the parent entity and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

      (C) Use of Estimates

      In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

      (D) Fair Value of Financial Instruments

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

      The carrying amounts of the Company's accounts payable and accrued expenses, accrued compensation, capital lease obligation and notes and loans payable, approximate fair value due to the relatively short period to maturity for these instruments.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      (E) Property and Equipment

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

      (F) Impairment of Long-Lived Assets

      Beginning January 1, 2002, the Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company recorded impairment charges of $3,048,484 created during the Century Media acquisition and $5,599,007 related to the customer list obtained during the Century Media acquisition and $167,649 for fixed assets acquired in the Century Media acquisition as the Company determined these assets were not recoverable (See Note 2).

      (G) Revenue Recognition

      The Company recognizes revenue from the sale of media time to advertising clients when the related advertisement is broadcasted. Included in the monies received from advertising clients are amounts which represent the reimbursement of media time purchased on behalf of the customer for the related advertisements. These media purchase reimbursements have been accounted for as an offset to the related media purchases for the respective advertisement and not as gross revenues as required under EITF 99-19 and Staff Accounting Bulletin No. 101. Monies received prior to the broadcast of the related advertisement are recorded as deferred revenue. In addition, the Company earns commissions in connection with the procurement of media time on behalf of advertising clients. Such commissions are also considered earned when the underling advertisement is broadcasted. Additionally, the Company has entered into contractual agreements with other advertising firms to share revenues based upon the terms of the specific agreements. The income produced by these revenue-sharing contracts are recognized as media or commission income depending upon the nature of the income earned from the agreement.

      (H) Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

      (I) Loss Per Common Share

      Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. All share and per share amounts have been restated to give effect to a 5,000 for 1 reverse stock split in February 2003, and a 500 for 1 reverse stock split in April 2004, as discussed in Note 6.

      (J) Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and /or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.

      In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

      SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

      Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

      In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses. Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

      Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled "Qualifying Special Purpose Entities ("QSPE") and Isolation of transferred Assets", an amendment of SFAS No. 140 ("The Exposure Draft"). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obliged a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity's obligation to beneficial interest holders.

      The adoption of these recent pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

      (K) Stock Based Compensation

      The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "According for Stock Issued to Employees". Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      underlying stock on the date of grant. The Company adopted the disclosure-only provisions of No. 123, "Accounting for Stock-Based Compensation".

      (L) Reclassification

      Certain reclassifications have been made to previously reported amounts to conform to the current years presentation.

NOTE 2  DISCONTINUED OPERATIONS

      Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century") by merging Blagman USA, Inc., into Century.

      Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other obligations. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, the Company remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000 (See Note 10(A)).

      At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of $903,292, and 14,377 options.

      In relation to the acquisition, the Company recorded goodwill in the amount of $3,048,484, and recorded an intangible asset of $5,855,286 related to the customer list acquired. The Company evaluated the customer list and assigned it a three-year life.

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

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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


      For the year-ended December 31, 2003, a loss from discontinued operations of $434,474 was incurred. This was primarily for additional interest expense on notes payable and legal costs of defending lawsuits (See Note
      11).

      Assets and liabilities of the discontinued operations as of December 31, 2003 were as follows:

      Assets
       Cash                                                      $         313
       Prepaid expenses                                                  7,005
       Deposits                                                          2,327
                                                                   -------------
         Total Assets                                            $       9,645
                                                                   -------------

      Liabilities
       Accounts payable                                          $   5,606,399
       Accrued expenses                                              1,478,352
       Deferred revenue                                              1,364,866
       Notes payable                                                 2,356,575
       Capital lease obligation                                         29,280
                                                                   -------------
         Total Liabilities                                          10,835,472
                                                                   -------------

      Net liabilities of discontinued operations                 $  10,855,107
                                                                   =============

      The creditors of Century Media have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 3  DUE TO OFFICER

      During the years ended December 31, 2003 and 2002, an officer of the Company made advances to the Company to assist with operations. These advances were non-interest bearing and have no set repayment terms. As of December 31, 2003 and 2002, the Company owed the officer $68,406 and $112,844, respectively.

NOTE 4  PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment as of December 31:

                                                          2003          2002
                                                       -----------   -----------

      Computer equipment                               $ 103,415      $ 106,083
      Furniture and fixtures                              43,851         43,852
      Office equipment                                    14,974         14,973
      Leasehold improvements                                  --          2,876
                                                       ---------      ---------
                                                         162,240        167,784
      Less: Accumulated depreciation                     (88,489)       (62,882)
                                                       ---------      ---------
           Property and equipment - net                $  73,751      $ 104,902
                                                       =========      =========

      Depreciation expense was $29,150 and $33,324 in 2003 and 2002, respectively.

NOTE 5  NOTES PAYABLE

      The following schedule reflects notes and loans payable as of December 31:

                                                          2003           2002
                                                       ----------    -----------
      Note  payable,  interest  at 6% due March 31,
       2001.  The  holder of the note is  currently
       not demanding payment and the note
       continues to accrue interest.                  $   50,000    $    50,000

      Note  payable - related party, interest at
       6%, due March 30, 2006, unsecured.                163,500        163,500

      Note payable -  stockholder,  interest at 6%,
       due April 2, 2006, unsecured.                      85,000         85,000

      $197,000 note payable - stockholder,
       interest at 6%, principal and interest due
       April 9, 2006, unsecured.                         197,000        197,000

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                         2003          2002
                                                       ----------    ----------
      $100,000  note  payable,  interest  at  3.8%,
       principal   and  interest  due  January  10,      93,450           -
       2004, unsecured.

      $75,000   note   payable,   interest  at  4%,
       principal   and  interest  due  January  27,      41,200           -
       2004, unsecured.

      $10,000  note  payable,   interest  at  2.8%,
       principal  and  interest  due  February  11,      10,000           -
       2004, unsecured.

      $45,000   note   payable,   interest  at  4%,
       principal  and  interest  due April 2, 2004,
       face amount $45,000, unsecured.                   33,075           -

      $112,000  note   payable,   interest  at  4%,
       principal  and  interest  due June 24, 2004,
       face amount $112,000, unsecured.                 112,000           -

      $20,000   note   payable,   interest  at  4%,
       principal  and  interest  due  September  8,      20,000           -
       2004, unsecured.
                                                       ----------    -----------

      Less: current portion                             805,225        495,500
                                                       (359,725)       (50,000)
                                                       ----------    -----------
      Notes and loans payable - long-term portion     $ 445,500   $    445,500
                                                       ==========    ===========

      On January 10, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $100,000 at an interest rate of 3.8% per annum. Principal and interest were due no later than January 10, 2004. As of the report date, this loan has not been repaid.

      On January 27, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $75,000 at an interest rate of 4% per annum. Principal and interest were due no later than January 27, 2004. As of the report date, this loan has not been repaid.

      On February 11, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $10,000 at an interest rate of 2.8% per annum. Principal and interest were due no later than February 11, 2004. As of the report date, this loan has not been repaid.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      On June 24, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $112,000 at an interest rate of 4% per annum. Principal and interest are due no later than June 24, 2004.

      On April 2, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $45,000 at an interest rate of 4% per annum. Principal and interest were due no later than April 2, 2004. As of the report date this loan has not been repaid.

      On September 8, 2003, the Company entered into a note payable whereby the lender agreed to fund the Company on an as needed basis up to $20,000 at an interest rate of 4% per annum. Principal and interest are due no later than September 8, 2004.

NOTE 6  STOCKHOLDERS' DEFICIENCY

      In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      On August 18, 2003, the Company issued 1,000,000 shares of common stock valued at $50,000 to an attorney for services rendered in connection with the establishment of the trust agreements. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

      During 2003 the Company issued 2,989,351 shares of restricted common stock to an unrelated party as consideration for a license agreement entered into on June 28, 2003 valued at $149,468. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2003.

      During 2003, the Company issued 302,540 shares of common stock for employee bonus compensation valued at $81,590. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

      During 2003, the Company issued approximately 12,600 shares of restricted common stock to the Chief Executive Officer and subsequently cancelled and rescinded the issuance. Accordingly, the Company has not included these shares in its equity. The Company also issued 1,262 shares of common stock to three directors of the Company for services valued at $220,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2003.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

      During 2003, the Company issued 23,323,315 shares of common stock for consulting services valued at $4,619,208. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The total value, has been expensed to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

      During 2003, 4,052,490 shares of common stock were issued to the Company's attorney for services valued at $1,134,300. The amount has been expensed to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      During 2002, management of the Company deemed that 1,930 shares of common stock were fraudulently issued. However these shares were not recorded by the Company until December 31, 2002, when it was discovered that as part of the fraud, such shares were also subsequently sold in the open market and are no longer recoverable. These shares were recorded on the books at their fair value and the Company recognized a charge of $3,300,000 as a loss on fraudulent issuance of common stock at December 31, 2002.

      During 2002, 4,379 shares of common stock with a fair value of $5,216,516 were issued for consulting services. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      On July 25, 2002, the Board of Directors of the Company increased the total authorized common stock from 5,000,000,000 to 20,000,000,000 par value $.001 per share.

      In 2001, the Company issued 294 shares of common stock for compensation, consulting, legal and other services having a fair value of $19,680,219 based upon the per share fair value at the date of the issuance. At December 31, 2001, $17,965,923 of this amount was for future services, and had been deferred and shown as a contra to equity. During 2002, the underlying contracts and agreements for the above services and stock-based compensation were cancelled, terminated or expired and therefore the entire $17,965,923 was expensed for the year ended December 31, 2002.

      On February 16, 2000, the Board of Directors agreed to offer up to .50 shares of common stock, pursuant to Regulation D, Section 4(6) of the Securities and Exchange Act of 1933, as amended. The offer was fully subscribed to by September 30, 2000 and $984,666 of the $1,000,000 subscription has been received as of December 31, 2001. In 2002, the balance due on the subscription receivable of $15,334 was deemed uncollectable and written off against additional paid-in capital.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

      During 2003, the Company issued 4 million shares of restricted stock to the trusts. The trust shares are not included in the outstanding shares because they are being held in escrow by the trustee. Additional stock will be required to be issued to achieve this financial goal.

NOTE 7  COMMITMENTS AND CONTINGENCIES

      Employment Agreements

      On January 1, 2000, the Company entered into employment agreements with the Chief Executive Officer (CEO) and Chief Operations Officer (COO) for five and three years, respectively. The agreements call for a base salary, after annual incremental increases, ranging from $240,000 to $420,000 for the CEO and $135,000 to $180,000 for the COO. The agreements also call for signing bonuses of $750,000 for the CEO and $350,000 for

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      the COO to be paid in equal monthly payments over the term of the respective employment agreements. For the years ended December 31, 2003 and 2002, the Company incurred expenses related to these agreements in the aggregate of $582,952 and $788,667, and $1,897,344 and $1,314,392 has been accrued at December 31, 2003 and 2002, respectively. Effective January 2002, the COO resigned her position with the Company. The employment agreement will be fulfilled by the Company in accordance with its original terms.

NOTE 8  CONCENTRATIONS

      Approximately 90% and 97% of revenues were derived from three and one customers, respectively, for the years ended 2003 and 2002. Approximately 87% of accounts receivable was due from one customer as of December 31, 2002.

NOTE 9  INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                        2003           2002
                                                    -------------   ------------
      Current:
        Federal                                   $        -      $       -
        State                                              -              -
        Deferred - Federal and State                       -              -
                                                    -------------   ------------
      Income tax expense (benefit)                $        -      $       -
                                                    =============   ============

      The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 as follows:

                                                        2003           2002
                                                    -------------   ------------

      U.S. Federal income tax benefit             $   2,924,986   $ (11,135,569)

      Effect of unused net operating loss
      carryforward                                   (2,924,986)     11,135,569
                                                    -------------   ------------

                                                  $        -      $        -
                                                    =============   ============

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                        2003           2002
                                                    -------------   ------------
      Deferred tax assets:
      Net operating loss carryforward             $  16,518,432   $ 13,593,446
                                                    -------------   ------------
        Total gross deferred tax assets              16,518,432     13,593,446
      Less valuation allowance                       16,518,432     13,593,446
                                                    -------------   ------------

        Net deferred tax assets                   $        -      $       -
                                                    =============   ============

      As of December 31, 2003, the Company had a net operating loss carryforward of approximately $48,584,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates beginning in 2019 through 2023. This net operating loss may be restricted in future years under Section 382 of the Internal Revenue Code.

      The valuation allowance as of January 1, 2003 was $13,593,446. The net change in the valuation allowance during the year ended December 31, 2003 was an increase of approximately $2,925,000.

NOTE 10  CAPITAL LEASE OBLIGATIONS

     The Company is in default of its capital lease agreement at December 31, 2003. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying consolidated balance sheets.

NOTE 11  LITIGATION

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

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


            In December 2003, TMT was granted a Summary judgement against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgement motion. The Company's current attorney will file a motion to be relieved of the default as to this summary judgement. As of December 31, 2003, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgement. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at December 31, 2003.

      (B) In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The Company filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement") effective August 2002 to register shares. In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the Curative Review Process is complete to withdraw the Removed Shares from registration. In connection with this, the Company has had suit filed against them by a third party pending in the Circuit Court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff. As stated above, more information on issues related to the collateral damage of the Company's association with certain financial advisors and organizations can be found on the Securities and Exchange Commission (SEC) website. Additional lawsuits may be filed by the Company against all parties involved in the fraud if any issues related to such fraud have an adverse effect on the Company.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


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

            On March 31, 2003, the SEC filed a complaint for injunctive and other equitable relief, obtained a temporary restraining order and has frozen the assets of this third party. The SEC complaint specifically alleges that this third party and his associates forged stock issuance resolutions and entered into bogus consulting agreements in an effort to wrongfully convert the Company's S-8 shares. The SEC has alleged that this third party and his associates stole approximately 2,160 shares of the Company's stock valued at $3,300,000.

      (C) A claim has been brought against the Company by a corporation for breach of contact. On January 30, 2004, this corporation was granted a summary judgement in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney will file a motion to be relieved of the default as to this summary judgement. As of December 31, 2003, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgement. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at December 31, 2003. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

      (D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


            has recorded a liability of $260,000 as of December 31, 2003 and this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of December 31, 2003, the Company had not yet issued the corporation the 2 million shares as per the terms of the settlement. As of the report date, the Company has issued 21 million shares to the corporation valued at $250,000. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

            Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 12  GOING CONCERN

      The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $8,035,776 and a negative cash flow from operations of $248,707 for the year ended December 31, 2003, and a working capital deficiency of $14,964,866 and a stockholders' deficiency of $15,194,926 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 13  SUBSEQUENT EVENTS

      During the period from January 1, 2004 through May 4, 2004, the Company has issued 74,036,000 common shares in the aggregate, to eleven different consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal year 2005.

      In March and May 2004, a total of 17,000,000 shares of common stock were issued to the Company's Securities and Exchange attorney as compensation for legal services rendered.

               INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


      In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.