Form 10KSB/A
period 2003-12-31
INNOVATION HOLDINGS
filed 2004-05-24
CIK 1096936

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                          Commission File No. 000-27777

                            INNOVATION HOLDINGS, INC.
                     F/K/A BLAGMAN MEDIA INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Nevada                                  91-1923501
              ----------                             ---------------
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)


                       14622 Ventura Boulevard, Suite 1015
                         Sherman Oaks, California 91403
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (818) 426-8737
                               -------------------
                (Issuer's Telephone Number, Including Area Code)

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

The number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 2003 was 31,682,095 As of May 18, 2004 the stock totals 39,397,187 to reflect the 1-500 split effective on April 23, 2004.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.     Description of Business.........................................  4
Item 2.     Description of Property......................................... 10
Item 3.     Legal Proceedings............................................... 10
Item 4.     Submission of Matters to a Vote of Security Holders............. 11


PART II

Item 5.     Market for Registrant's Common Equity and Related
                   Stockholders Matters..................................... 12

Item 6.     Management's Discussion and Analysis of Financial Condition
                   and Results of  Operations............................... 13
Item 7.     Financial Statements............................................ 17
Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure................................. 17
Item 8a.  Controls and Procedures........................................... 17


PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act....... 18
Item 10.  Executive Compensation........................................... 19
Item 11.  Security Ownership of Certain Beneficial Owners and Management... 20
Item 12.  Certain Relationships and Related Transactions................... 21
Item 13.  Exhibits, List and Reports on Form 8-K........................... 21
Item 14:    Principal Accountant Fees and Services......................... 21

Signatures................................................................. 23


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

In March 2002, we completed the transaction through a merger of a wholly-owned special purpose subsidiary into Century in exchange for the payment of the equivalent of $100.00 per share to the shareholders of Century ($12.50 in cash and the balance in shares of the common stock of the parent company (hereafter "Common Shares"), repayment of $749,778 in debentures through the issuance of Common Shares, and the recognition of debts. As a result, at closing approximately $600,000 in cash and $2.2 million in restricted Common Shares were distributed to holders of existing Century shares, debentures, and certain stock rights. Under the merger agreement, the Common Shares were valued at the closing bid price over the seven days prior to the date of the agreement or $0.4429, resulting in the issuance of 5,111,303 new Common Shares to the holders of Century shares, debentures and certain stock rights. Century also had continuing debt obligations due to affiliates and third parties of approximately $1.6 million, exclusive of trade and contingency obligations. In connection with our interest in the Century transaction, we provided management services to Century from late 2001 to early 2002, essentially on a reimbursement basis. As a result of the overwhelming debt and departures by members of Century, we no longer consider this acquisition viable. We are in the process of resolving all issues related to the Century acquisition.

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

The following chart compares the characteristics of traditional advertising with the direct marketing and direct response approaches:

            GENERAL ADVERTISING VS. DIRECT MARKET AND DIRECT RESPONSE

                  GENERAL ADVERTISING                        DIRECT MARKET AND DIRECT RESPONSE
           ------------------------------------              -------------------------------------
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

RESEARCH AND DEVELOPMENT OF ADVERTISING ACTIVITIES

We estimate that we spend approximately 68% of our time on research and development activities related to marketing strategies or techniques. We believe research on consumer trends is one of our competitive advantages.

ENVIRONMENTAL REGULATION

The cost and effects of compliance with environmental laws for federal, state or local governments are inconsequential.

EMPLOYEES

As of December 31, 2003, we had one full-time employee, the Chief Executive Officer, who is not represented by a collective bargaining unit. We also have one independent contractor working for us on an as-needed basis to assist in the bookkeeping for the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The lease term on our office space located at 1901 Avenue of the Stars, Los Angeles, California, ended on April 30, 2003. We currently are renting a small executive office on a month-to-month basis and are looking for new space in which to relocate our executive offices when cash flow permits.

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the Century Media transaction, TMT Media Corporation asserted that under the April 2000 Acquisition Agreement with Century Media, as a result of the transaction between the Company and Century Media, it is entitled, as of April 22, 2002, to a $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition of TMT by Century Media. The Company and Century Media dispute this position and are seeking to resolve the matter. In May 2002, TMT filed a lawsuit captioned TMT MEDIA CORPORATION V. BLAGMAN CENTURY MEDIA, INC. ET AL, in Superior Court of California, County of Los Angeles, Case No. BC273368, naming the Company, Century Media and Robert Blagman personally, seeking the accelerated amount of approximately $1,859,564. The named defendants have filed a general denial to TMT Media's allegations and have asserted numerous affirmative defenses. Mr. Blagman demurred to the allegations raised against him and since the pleading was successful, Robert Blagman is no longer a party to this lawsuit. On December 2, 2003, TMT Media Corporation was granted Summary Judgment against Blagman-Century Media, Inc., Blagman Media International, Inc. and Century Media, Inc. in the amount of $2,081,291.60. The Company's prior legal counsel failed to file any opposition to the summary judgment motion which resulted in attorneys' fees and costs being granted for $152,320.75 and $9,361.69 respectively. Newly retained legal counsel for the Company's has found that former counsel failed to file any opposition to the motion. The Company's current legal counsel will aggressively and vigorously file a motion to be relieved of the default as to the summary judgment motion, file the proposed opposition to reopen the case and seek damages against prior legal counsel based upon a theory of legal malpractice.

PRINVEST CAPITAL CORP. V. CENTURY MEDIA, INC. ET AL, is pending in the Superior Court of Los Angeles County, Case No. BC292131. This litigation was initiated by a creditor of Century Media in regards to an obligation incurred prior to the merger of Innovation with Century Media. Prinvest Capital is claiming an amount owed of $166, 653.67. On January 30, 2004, Prinvest Capital Corp. was granted Summary Judgment against Century Media, Inc. and Blagman Media International, Inc. a/k/a Innovation Holdings in the amount of $166,653.67 and interest in the amount of $72,308.71. The Company's prior legal counsel failed to file any opposition to the summary judgment motion. On May 4, 2004, motion for attorneys' fees and costs was granted for $35,115.50 and $1,294.30 respectively. The motion was vigorously opposed by the Company's new legal counsel on the grounds there was an unethical conflict of interest with plaintiff's counsel, Buchalter Nemer Fields &Younger, associating with Reed Smith. There are currently cross-actions in this case brought by Century Media, Inc. and Innovation Holdings, Inc. against former management Peter Lambert and Al Lapin and Peter Lambert, Yona Lapin and Al Lapin against Innovation Holdings, Inc., Blagman Media International, Inc. and Century Media, Inc. A settlement was recently reached with Reed Smith Crosby Heafy LLP. The remaining cross-actions are set for binding arbitration on November 2004. On May 18, 2004 a hearing for a charging order is pending against co-defendants Lambert and Lapin. The Company's new legal counsel will aggressively and vigorously file a motion to be relieved of the default as to the summary judgment motion and file the proposed opposition to reopen the case for a defense. An appeal of the attorneys' fees and costs will also be filed. The binding arbitration will be aggressively prosecuted to indemnify the companies against any liability that may occur by the summary judgment and attorneys' fees and costs awarded to date.

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

                                               BID PRICE
                                               ---------

PERIOD                                  HIGH                 LOW
-------------------------------------------------------------------

2003*:
Fourth Quarter                         $0.0001             $0.0001
Third Quarter                          $0.0002             $0.0001
Second Quarter                           $0.05             $0.0001
First Quarter                            $0.42             $0.0001

2002*:
Fourth Quarter                         $0.0001             $0.0001
Third Quarter                          $0.0001             $0.0001
Second quarter                         $0.0001             $0.0001
First Quarter                          $0.0001             $0.0001


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

Operating expenses decreased to $7,419,165 (71%) from $25,434,569 in 2002 due primarily to the Company canceling consultant contracts and a decrease in stock issuances for legal, wages, consulting, board fees and license agreements as well as an overall decrease in overhead. Stock issued for compensation and services decreased from $23,182,439 to $6,011,658 (74%).

The Company also recognized in 2002 a $3,300,000 expense which represented the market value of fraudulently issued common shares of the Company, and a loss from discontinued operations of $12,966,399. In 2003 no such event took place reducing the total other income expense to $265,789 in 2003 from $3,358,421 in 2002 a decrease of 92%. During 2002, the Company acquired Century Media, Inc. and subsequent to the acquisition the Company determined that Century Media, Inc. did not meet its strategic objectives and decided to discontinue and abandon the operations of Century Media, Inc. Therefore, the operations of Century Media, Inc. are included in discontinued operations.

The total net loss of the Company in 2003 was $8,035,776 compared to $41,322,148 for 2002 or an 81% decrease.

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

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $8,035,686 for the year ended December 31, 2003, and has a working capital deficiency of $ tbd and a stockholders deficiency at December 31, 2003 of $15,194,926, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, our Executive Vice President and Secretary and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-15.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCEWITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to our directors and executive officers:

NAME                              AGE        POSITION
-----------------------------------------------------------------------------
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


                                                                                          LONG-TERM COMPENSATION
                                                                                    ---------------------------------
                                            ANNUAL COMPENSATION                         AWARDS            PAYOUTS
                                    ------------------------------------            --------------     --------------
                                                                                      Securities                  All
                                                                                      Underlying      Long       Other
Name of Executive and                                                   Restricted    Options &       Term      Compen-
Principal Position          Year       Salary        Bonus      Other      Stock         SARS      Incentive    sation
---------------------      ------   -----------     --------    ------  -------------------------- ----------- -----------
Robert Blagman             2003     $376,200(1)   $150,000(4)   $  --       --            --           --         --
Chief Executive            2002     $342,000(2)   $150,000(4)   $  --       --            --           --         --
Officer / Chief            2001     $300,000(3)   $150,000(4)   $  --       --            --           --         --
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2003, (31,682,095 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, individually and as a group:

------------------------------------------------------------------------------------------------------------------------
            Name and Address                                                              Amount of          Percent
         of Beneficial Owner (1)                 Title of Class                           Ownership (2)      of Class
------------------------------------------------------------------------------------------------------------------------
Robert Blagman
14622 Ventura Boulevard
Suite 1015                                        Common Shares                             1,256,128            4.0%
Sherman Oaks, CA  91403
------------------------------------------------- ------------------------- -------------------------- ---------------
Andrew Given
14622 Ventura Boulevard
Suite 1015                                        Common Shares                               300 (3)               *
Sherman Oaks, CA  91403
------------------------------------------------- ------------------------- -------------------------- ---------------
Walter Lubars
14622 Ventura Boulevard                           Common Shares                            10,300 (3)               *
Suite 1015
Sherman Oaks, CA  91403
------------------------------------------------- ------------------------- -------------------------- ---------------
Jeff Wald
14622 Ventura Boulevard
Suite 1015                                        Common Shares                               300 (3)               *
Sherman Oaks, CA  91403
------------------------------------------------- ------------------------- -------------------------- ---------------
Marc R. Tow, Esq.
3900 Birch Street                                 Common Shares                         4,001,000 (4)           12.6%
Suite 113
Newport Beach, CA  92660
------------------------------------------------- ------------------------- -------------------------- ---------------
Leanna Sidhu
6720 Muirlands Drive                              Common Shares                               600,000            1.9%
La Jolla, CA  92037
------------------------------------------------- ------------------------- -------------------------- ---------------
Directors and executive officers as a group       Common Shares                             1,267,028            4.0%
------------------------------------------------- ------------------------- -------------------------- ---------------

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

* Owns less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, and subsequently through March 2004, the Company issued 4,001,000 common shares to Marc R. Tow, as compensation for legal services to be rendered to the Company. These shares represent 10.15% of the issued and outstanding shares of the Company. In March 2004, the Company terminated the services of Mr. Tow. Pending a review of legal bills and value or services rendered the stock issued to Mr. Tow have been placed on hold.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1)   Audit fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs and 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

            2003:      $58,182 - Weinberg & Company, P.A.
            2002:      $105,022- Weinberg & Company, P.A.

      (2)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for tax services provided by the principal accountant were:

            2003:      $17,031- Weinberg & Company, P.A.
            2002:      $10,535- Weinberg & Company, P.A.

      (2)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services in paragraph (1) were:

            2003:      $0
            2002:      $13,441 - Weinberg & Company, P.A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 21, 2004                     Innovation Holdings, Inc.


                                        By: /S/ ROBERT J. BLAGMAN
                                            -----------------------------
                                            Robert J. Blagman,
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated


Date: May  21, 2004                         /s/ ANDREW GIVEN
                                            -------------------------------
                                            Andrew Given


Date: May  21, 2004                         /s/ WALTER LUBARS
                                            -------------------------------
                                            Walter Lubars


Date: May  21, 2004                         /s/ JEFFREY WALD
                                            ------------------------------
                                            Jeffrey Wald

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has a net loss of $8,035,776 and a negative cash flow from operations of $248,707 for the year ended December 31, 2003, and a working capital deficiency of $14,964,864 and a stockholders' deficiency of $15,194,926 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 18, 2004

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                     INTERNATIONAL, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                     ASSETS
                                     ------

                                                                                                      2003               2002
                                                                                                ----------------   ----------------
CURRENT ASSETS
 Cash                                                                                           $            2     $           --
 Accounts receivable                                                                                        --             31,779
 Prepaid media and other current assets, net of allowance of 236,418 at December 31, 2003                   --            341,561
 Assets related to discontinued operations                                                               9,645              9,645
                                                                                                  --------------     --------------
     Total Current Assets                                                                                9,647            382,985
                                                                                                  --------------     --------------

PROPERTY & EQUIPMENT - NET                                                                              73,751            104,902
                                                                                                  --------------     --------------
OTHER ASSETS
 License agreement, net of amortization of $7,781                                                      141,687                 --
 Deposits                                                                                                   --              4,576
                                                                                                  --------------     --------------
     Total Other Assets                                                                                141,687              4,576
                                                                                                  --------------     --------------

TOTAL ASSETS                                                                                    $      225,085     $      492,463
                                                                                                  ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Cash overdraft                                                                                 $           --     $       11,782
 Notes payable-current portion                                                                         359,725             50,000
 Accounts payable                                                                                      830,006            893,108
 Accrued expenses                                                                                      950,018            649,868
 Accrued compensation - officers                                                                     1,897,344          1,314,392
 Due to officer                                                                                         68,406            112,844
 Capital lease obligation - current portion                                                             33,540             19,978
 Liabilities related to discontinued operations                                                     10,835,472         10,400,999
                                                                                                  --------------     --------------
     Total Current Liabilities                                                                      14,974,511         13,452,971
                                                                                                  --------------     --------------

LONG-TERM LIABILITIES
 Notes payable                                                                                         445,500            445,500
 Capital lease obligation - long-term portion                                                               --             18,358
                                                                                                  --------------     --------------
     Total Long-Term Liabilities                                                                       445,500            463,858
                                                                                                  --------------     --------------

TOTAL LIABILITIES                                                                                   15,420,011         13,916,829
                                                                                                  --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock,
  10,000,000 shares authorized, 0 shares issued and outstanding                                             --                 --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100
  shares authorized, 100 shares issued and outstanding                                                       1                  1
 Common stock, $.001 par value, 20,000,000,000 shares authorized, 31,682,095 and 7,639 shares
  issued and outstanding in 2003 and 2002, respectively                                                 31,682                  7
 Additional paid in capital                                                                         41,824,753         35,591,212
 Accumulated deficit                                                                               (57,051,362)       (49,015,586)
                                                                                                  --------------     --------------

     Total Stockholders' Deficiency                                                                (15,194,926)       (13,424,366)
                                                                                                  --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                  $      225,085     $      492,463
----------------------------------------------                                                    ==============     ==============

          See accompanying notes to consolidated financial statements.

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             2003                   2002
                                                                                       ------------------     ------------------
REVENUES - NET                                                                      $            83,652    $           437,241
                                                                                       ------------------     ------------------

OPERATING EXPENSES

 Selling, general and administrative                                                          7,382,234             25,401,245
 Depreciation and amortization                                                                   36,931                 33,324
                                                                                       ------------------     ------------------
      Total Operating Expenses                                                                7,419,165             25,434,569
                                                                                       ------------------     ------------------

LOSS FROM OPERATIONS                                                                         (7,335,513)           (24,997,328)
                                                                                       ------------------     ------------------

OTHER INCOME (EXPENSE)

 Loss on fraudulent issuance of common stock                                                         --             (3,300,000)
 Interest expense                                                                               (53,304)               (58,958)
 Legal settlement                                                                              (224,212)                    --
 Interest income                                                                                      4                    537
 Other income                                                                                    11,723                     --
                                                                                       ------------------     ------------------
      Total Other Income (Expense)                                                             (265,789)            (3,358,421)
                                                                                       ------------------     ------------------

LOSS FROM CONTINUING OPERATIONS                                                              (7,601,302)           (28,355,749)

LOSS FROM DISCONTINUED OPERATIONS                                                              (434,474)           (12,966,399)
                                                                                       ------------------     ------------------

NET LOSS                                                                            $        (8,035,776)   $       (41,322,148)
--------
                                                                                       ==================     ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED - CONTINUING OPERATIONS               $             (2.50)   $         (7,308.18)
                                                                                       ==================     ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED - DISCONTINUED OPERATIONS             $             (0.14)   $         (3,341.86)
                                                                                       ==================     ==================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                                       $             (2.64)            (10,650.04)
                                                                                       ==================     ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED                      3,043,747                  3,880
                                                                                       ==================     ==================

          See accompanying notes to consolidated financial statements.

              INNOVATION HOLDINGS, INC. AND (FORMERLY BLAGMAN MEDIA
                        INTERNATIONAL, INC.) SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                  Additional
                                         Preferred Stock                 Common Stock               Paid-In        Accumulated
                                       Shares        Amount        Shares           Amount          Capital          Deficit
                                      ----------    ---------   --------------    ------------   -------------    --------------
Balance, January 1, 2002                     100            1              303              --      24,709,705       (7,693,438)

Stock issued for acquisition of
 Century Media, Inc.                          --           --              408              --         903,292               --

Stock issued for Century Media

 debentures                                   --           --              589               1       1,304,539               --

Stock issued for services                     --           --            4,379               4       5,216,512               --

Stock issued for failed
acquisition                                   --           --               30              --         172,500               --

Stock issued fraudulently                     --           --            1,930               2       3,299,998               --

Subscription receivable                       --           --               --              --         (15,334)              --

Deferred stock compensation                   --           --               --              --              --               --

Net Loss 2002                                 --           --               --              --              --      (41,322,148)
                                      ----------    ---------   --------------    ------------   -------------    -------------

BALANCE,
 DECEMBER 31, 2002                           100   $        1            7,639   $           7  $   35,591,212   $  (49,015,586)
                                      ==========    =========   ==============    ============   =============    =============

                                                             Deferred Stock
                                          Subscriptions          Based
                                            Receivable        Compensation          Total
                                          ---------------    ----------------    -------------
Balance, January 1, 2002                        (15,334)        (17,965,923)           (964,989)

Stock issued for acquisition of
 Century Media, Inc.                                 --                  --             903,292

Stock issued for Century Media

 debentures                                          --                  --           1,304,540

Stock issued for services                            --                  --           5,216,516

Stock issued for failed
acquisition                                          --                  --             172,500

Stock issued fraudulently                            --                  --           3,300,000

Subscription receivable                          15,334                  --                  --

Deferred stock compensation                          --          17,965,923          17,965,923

Net Loss 2002                                        --                  --         (41,322,148)
                                          ---------------    ----------------      ------------

BALANCE,
 DECEMBER 31, 2002                       $           --      $           --      $  (13,424,366)
                                          ===============     ===============      ============

          See accompanying notes to consolidated financial statements.

                                                                                                   Additional
                                      Preferred Stock                   Common Stock                 Paid-In           Accumulated
                                   Shares        Amount           Shares            Amount           Capital            Deficit
                                  --------    -------------    --------------     ------------    -------------     --------------
Stock issued for legal fees                                         5,052,490    $       5,052        1,179,248                 --

Stock issued for consulting                                        23,323,315           23,323        4,595,884

Stock issued for wages                                                302,540              303           81,287                 --

Stock issued for board of
 directors  fees                                                        1,262                1          220,499                 --

Stock issued for license
agreement                                                           2,989,351            2,989          146,479                 --

Stock issued for settlement
of accounts payable                                                     5,600                6           27,994                 --

Stock cancelled in
  association with board of
  directors  fees                                                        (102)              --          (17,850)                --

Net Loss, 2003                                                                                                          (8,035,776)
                                  --------    -------------    --------------     ------------    -------------     --------------

BALANCE,
 DECEMBER 31, 2003                     100   $            1        31,682,095    $      31,682   $   41,824,753    $   (57,051,362)
                                  ========    =============    ==============     ============    =============     ==============

                                                         Deferred
                                     Subscriptions      Stock Based
                                      Receivable        Compensation          Total
                                   ---------------    ---------------     -------------

Stock issued for legal fees                     --                 --         1,184,300

Stock issued for consulting                                                   4,619,208

Stock issued for wages                          --                 --            81,590

Stock issued for board of
 directors  fees                                --                 --           220,500

Stock issued for license
agreement                                       --                 --           149,468

Stock issued for settlement
of accounts payable                             --                 --            28,000

Stock cancelled in
  association with board of
  directors  fees                               --                 --           (17,850)

Net Loss, 2003                                  --                 --        (8,035,776)
                                   ---------------    ---------------     -------------

BALANCE,
 DECEMBER 31, 2003                $             --   $             --    $  (15,194,926)
                                   ===============    ===============     =============

          See accompanying notes to consolidated financial statements.

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                       2003              2002
                                                                                                 ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss from continuing operations                                                            $     (7,601,302)   $ (28,355,749)
 Adjustments to reconcile net loss from continuing operations to net cash (used in) operating activities:

 Depreciation and amortization                                                                            36,932           33,324
 Provision for bad debt                                                                                  311,565           24,474
 Loss on fraudulent issuance of common stock                                                                  --        3,300,000
 Stock issued for failed acquisition                                                                          --          172,500
 Stock issued for compensation and services                                                            6,011,658       23,182,439
 Changes in operating assets and liabilities:
  (Increase) decrease in:

    Accounts receivable                                                                                  (43,368)         (50,359)
    Prepaid media and other current assets                                                               105,143          (77,235)
    Deposits                                                                                               4,576          154,920
  Increase (decrease) in:

    Accounts payable and accrued expenses                                                                343,137        1,200,734
    Accrued compensation - officers                                                                      582,952          592,482
    Deferred revenue                                                                                          --         (240,000)
                                                                                                 ---------------   --------------
         Net Cash (Used In) Operating Activities                                                        (248,707)         (62,470)
                                                                                                 ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of property and equipment                                                                           --          (27,401)
 Deposit on investment                                                                                        --         (367,213)
                                                                                                 ---------------   --------------
         Net Cash (Used In) Investing Activities                                                              --         (394,614)
                                                                                                 ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Due from officer                                                                                        (44,438)         259,281
 Loan proceeds                                                                                           309,725               --
 Cash overdraft                                                                                          (11,782)          11,782
 Payments under capital lease obligation                                                                  (4,796)         (13,903)
                                                                                                 ---------------   --------------
         Net Cash Provided By Financing Activities                                                       248,709          257,160
                                                                                                 ---------------   --------------

NET (DECREASE) INCREASE IN CASH                                                                                2         (199,924)

CASH - BEGINNING OF YEAR                                                                                      --          199,924
                                                                                                 ---------------   --------------

CASH - END OF YEAR                                                                              $              2    $          --
                                                                                                 ===============   ==============

Cash paid during the year for - interest                                                        $             --    $      43,252
                                                                                                 ===============   ==============

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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

       (K) STOCK BASED COMPENSATION

       The Company accounts for employee stock option plans in accordance with Accounting Principles Board Opinion No. 25, "According for Stock Issued to Employees". Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


       underlying stock on the date of grant. The Company adopted the disclosure-only provisions of No. 123, "Accounting for Stock-Based Compensation", as modified by the transitional and disclosure provisions of SFAS NO. 148.

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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

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

      Assets and liabilities of the discontinued operations as of December 31, 2003 were as follows:

      Assets
        Cash                                               $                313
        Prepaid expenses                                                  7,005
        Deposits                                                          2,327
                                                           ---------------------
            Total Assets                                   $              9,645
                                                           ---------------------

       Liabilities

        Accounts payable                                   $          5,606,399
        Accrued expenses                                              1,478,352
        Deferred revenue                                              1,364,866
        Notes payable                                                 2,356,575
        Capital lease obligation                                         29,280
                                                           ---------------------
            Total Liabilities                                        10,835,472
                                                           --------------------

       Net liabilities of discontinued operations          $         10,825,827
                                                           =====================

      The creditors of Century Media have filed various actions for breach of contract. Said actions arise out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

NOTE 3 DUE TO OFFICER

      During the years ended December 31, 2003 and 2002, an officer of the Company made advances to the Company to assist with operations. These advances were non-interest bearing and have no set repayment terms. As of December 31, 2003 and 2002, the Company owed the officer $68,406 and $112,844, respectively.

NOTE 4 PROPERTY AND EQUIPMENT

      The following is a summary of property and equipment as of December 31:

                                                    2003                 2002
                                               ---------------      ---------------

       Computer equipment                      $      103,415       $      106,083
       Furniture and fixtures                          43,851               43,852
       Office equipment                                14,974               14,973
       Leasehold improvements                            -                   2,876
                                               ----------------     ---------------
                                                      162,240              167,784
       Less: Accumulated depreciation                 (88,489)             (62,882)
                                               ----------------     ---------------
              Property and equipment - net     $       73,751       $      104,902
                                               ================     ===============

      Depreciation   expense   was   $29,150  and  $33,324  in  2003  and  2002,
      respectively.

NOTE 5 NOTES PAYABLE

The following schedule reflects notes and loans payable as of December 31:

                                                                       2003              2002
                                                                    -----------      ------------
       Note  payable,  interest at 6% due March 31,  2001.          $  50,000        $   50,000
        The holder of the  note  is  currently  not  demanding
        payment  and  the  note continues to accrue interest.

       Note payable - related party,  interest at 6%, due
        March 30, 2006, unsecured.                                    163,500           163,500

       Note payable -  stockholder,  interest at 6%, due
        April 2,  2006, unsecured.                                     85,000            85,000

       $197,000  note payable -  stockholder,  interest at 6%,
        principal and interest due April 9, 2006, unsecured.          197,000           197,000



                                                                             2003                2002
                                                                         -------------      ---------------
       $100,000  note payable,  interest at 3.8%,  principal and
        interest due January 10, 2004, unsecured.                             93,450                  -

       $75,000 note payable,  interest at 4%,  principal and
        interest due January 27, 2004, unsecured.                             41,200                  -

       $10,000 note  payable,  interest at 2.8%,  principal  and
        interest due February 11, 2004, unsecured.                            10,000                  -


       $45,000 note payable,  interest at 4%,  principal and
        interest due April 2, 2004, face amount $45,000, unsecured.           33,075                  -


       $112,000 note payable,  interest at 4%, principal and
        interest due June 24, 2004, face amount $112,000, unsecured.         112,000                  -

       $20,000 note payable,  interest at 4%,  principal and interest
        due September 8, 2004, unsecured.                                     20,000                  -
                                                                         -------------      ----------------
                                                                             805,225               495,500
       Less: current portion                                                (359,725)              (50,000)
                                                                         -------------      ----------------

                                                                         =============      ================
       Notes and loans payable - long-term portion                      $    445,500    $          445,500
                                                                         =============      ================

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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

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

      During 2003 the Company issued 2,989,351 shares of restricted common stock to an unrelated party as consideration for a license agreement entered into on June 28, 2003 valued at $149,468. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2003. The term of this license agreement is for a period of 10 years. Amortization expense for the year ended December 31, 2003 was $7,781.

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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

      During 2003, the Company issued 23,323,315 shares of common stock for consulting services valued at $4,619,208. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The total value has been expensed to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

      During 2003, 4,052,490 shares of common stock were issued to the Company's attorney for services valued at $1,134,300. Of this amount $1,058,300 has been expensed to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003 and $76,000 offset a previously recorded accounts payable to this attorney. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

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

                INNOVATION HOLDINGS, INC. (FORMERLY BLAGMAN MEDIA
                      INTERNATIONAL, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002


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

NOTE 9 INCOME TAXES

      The provisions for income taxes for the years ended December 31, 2003 and 2002 is summarized as follows:

                                                        2003                 2002
                                            ----------------     ----------------
      Current:

        Federal                             $             --     $             --
        State                                             --                   --
        Deferred - Federal and State                      --                   --
                                            ----------------     ----------------
      Total provisions for income taxes     $             --     $             --
                                            ================     ================

      Deferred income taxes arise from the temporary differences in reporting assets and liabilities for income tax purposes. These temporary differences primarily resulted from net operating losses, different amortization methods used for financial and tax purposes, and receivable reserves deducted for financial statement purposes and accrued expenses.

      At December 31, 2003, the Company has a net operating loss carryforward of approximately $47,765,000 that may be offset against future taxable income expiring on various dates beginning in 2018 through 2023. This net operating loss may be restricted in future years under Section 382 of the Internal Revenue Code.

       The components of the deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                         2003                                2002
                                            -------------------------------     -------------------------------
                                              Deferred          Deferred          Deferred          Deferred
                                                                  Tax                                 Tax
                                             Tax Assets       Liabilities        Tax Assets       Liabilities
                                            -------------     -------------     -------------     -------------

      Deferred income taxes, current:
      Accounts receivable reserves                 $80,382      $         --     $         --      $         --
                                              ------------      ------------     ------------      ------------
      Total Current                                 80,382                --               --                --
                                              ------------      ------------     ------------      ------------
        Valuation allowance                        (80,382)               --               --
                                                                                                   ------------
      Net Current                                       --                --               --                --
                                              ------------      ------------     ------------      ------------

      Deferred income taxes, non-current:

      Net operating loss carryforward           16,240,170                --       13,593,446                --
      Amortization                                      --         2,646,132               --                --
      Accrued expenses                             645,096                --               --                --
                                              ------------      ------------     ------------      ------------
      Total Long-Term                           16,885,266         2,646,132       13,593,446                --
                                              ------------      ------------     ------------      ------------

      Net Long-Term                             14,239,134                --       13,593,446                --
                                              ------------      ------------     ------------      ------------

      Valuation allowance                      (14,239,134)               --      (13,593,446)               --
                                              ------------      ------------     ------------      ------------

      Net Deferred Tax Assets/Liabilities     $         --      $         --     $         --      $         --
                                              ============      ============     ============      ============

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded at December 31, 2003 and 2002 because the realization of such deferred assets is not more likely than not.

       The valuation allowance as of January 1, 2003 was $13,593,446. The net change in the valuation allowance during the year ended December 31, 2003 was an increase of approximately $726,070.

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

      (D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 as of December 31, 2003 and this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of December 31, 2003, the Company had not yet issued the corporation the 2 million shares as per the terms of the settlement. As of the report date, the Company has issued 21 million shares to the corporation valued at $250,000. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

            Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 12 GOING CONCERN

            The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $8,035,776 and a negative cash flow from operations of $248,707 for the year ended December 31, 2003, and a working capital deficiency of $14,964,864 and a stockholders' deficiency of $15,194,926 at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

10.2 Employment Agreement with Leslie Blagman (Incorporated by reference; Form 10-KSB/A filed on April 30, 2001)

10.3 Equity Line of Credit Agreement dated July 12, 2001 with Gazelle Group LLP and DRH Investment Company LLP (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.4 Registration Rights Agreement dated July 12, 2001 with Gazelle Group LLP and DRH Investment Company LLP (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.5 Securities Purchase Agreement dated July 12, 2001 with certain named buyers (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.6 Placement Agent Agreement dated July 12, 2001 with May Davis Group, Inc. (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.7 Registration Rights Agreement dated July 12, 2001 with certain named persons (Incorporated by reference; Form SB-2/A filed on November 1, 2001)

10.8 2000 Employee Stock Compensation Plan (Incorporated by reference; Form S-8 for MNS Eagle Equity Group I, Inc. filed on September 11, 2000)

10.9 2001 Employee Stock Option Plan (Incorporated by reference; Form S-8 filed on August 27, 2001)

10.10 1-for-500 stock split and marketing rights agreement (Incorporated by reference; Form 8-K filed on April 26, 2004)

21.1 List of Subsidiaries (Incorporated by reference, Form 10-KSB, as amended filed on April 15, 2002)

99.1  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act Of 2002 (filed herewith)

99.2 Certification of the chief executive officer pursuant to the securities exchange act of 1934, rules 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002