Form 10QSB
period 2004-03-31
INNOVATION HOLDINGS
filed 2004-06-21
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________.


                         Commission File No.: 000-27777
                            INNOVATION HOLDINGS, INC.
                    (f/k/a Blagman Media International, Inc.)

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                  Nevada                                      91-1923501
       ------------------------------                      ---------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)


      14622 Ventura Blvd., Suite 1015
              Sherman Oaks, CA                                  91403
   --------------------------------------                      --------
  (Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code: 818-426-8737

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK -- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 325,586,000 shares of common stock as of June 1, 2004.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                  PAGE

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED Consolidated Balance Sheet As Of MARCH 31, 2004 (Unaudited)                             1

CONDENSED CONSOLIDATED Statements Of Operations
 For The Three Months Ended MARCH 31, 2004 AND 2003 (Unaudited)                                   2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON
STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED
MARCH 31, 2004 (UNAUDITED)                                                                        3

CONDENSED CONSOLIDATED Statements Of Cash Flows For The THREE Months Ended MARCH 31,
2004 AND 2003 (Unaudited)                                                                         4

Notes To  CONDENSED CONSOLIDATED Financial Statements As Of MARCH 31, 2004 (Unaudited)         5-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                          11-14

ITEM 3.   CONTROLS AND PROCEDURES                                                                14

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                   15-16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                              16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                        16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    16

ITEM 5.   OTHER INFORMATION                                                                      16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       16

SIGNATURES                                                                                       17

CERTIFICATIONS                                                                                   18


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                   (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.

                                    CONTENTS

PAGE             1      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
                        2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE             2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE             3      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED
                        MARCH 31, 2004 (UNAUDITED)

PAGE             4      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGES            5-13   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
                        OF MARCH 31, 2004 (UNAUDITED)


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                            March 31, 2004            December 31,
                                                                             (Unaudited)                  2003
                                                                          ------------------       ------------------
CURRENT ASSETS
Cash                                                                      $                2       $                2
Prepaid expenses                                                                     200,000                       --
Assets related to discontinued operations                                              9,645                    9,645
                                                                          ------------------       ------------------
     Total Current Assets                                                            209,647                    9,647
                                                                          ------------------       ------------------

PROPERTY & EQUIPMENT - NET                                                            66,753                   73,751
                                                                          ------------------       ------------------

OTHER ASSETS
License agreement, net of amortization of $11,518 and $7,781 respectively           137,950                   141,687
                                                                          ------------------       ------------------

TOTAL ASSETS                                                              $         414,350        $          225,085
                                                                          ==================       ==================


                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes and loans payable - current portion                                $          359,725       $          359,725
 Accounts payable                                                                    835,422                  830,006
 Accrued expenses                                                                  1,023,509                  950,018
 Accrued compensation - officers                                                   2,039,844                1,897,344
 Due to officer                                                                      100,753                   68,406
 Capital lease obligation - current portion                                           33,540                   33,540
 Liabilities related to discontinued operations                                   10,835,472               10,835,472
                                                                          ------------------       ------------------
     Total Current Liabilities                                                    15,228,265               14,974,511
                                                                          ------------------       ------------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                                         445,500                  445,500
                                                                          ------------------       ------------------

TOTAL LIABILITIES                                                                 15,673,765               15,420,011
                                                                          ------------------       ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                                           --                       --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                                   1                        1
 Common stock, $.001 par value, 20,000,000,000 shares authorized
  43,968,095 and 31,682,095shares issued and outstanding                              43,968                   31,682
 Additional paid-in capital                                                       42,426,767               41,824,753
 Accumulated deficit                                                            (57,402,651)             (57,051,362)
  Deferred stock based compensation                                                (327,500)                       --
                                                                          ------------------       ------------------

     Total Stockholders' Deficiency                                             (15,259,415)             (15,194,926)
                                                                          ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $          414,350       $          225,085
                                                                          ==================       ==================


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                        For the Three           For the Three
                                        Months Ended            Months Ended
                                       March 31, 2004          March 31, 2003
                                                              ------------------
                                      ------------------


REVENUES - NET                        $              --      $          83,778
                                      -----------------      -----------------

OPERATING EXPENSES
 Selling, general and administrative            324,063                889,971
 Depreciation                                    10,735                  7,717
                                      -----------------      -----------------
     Total Operating Expenses                   334,798                897,688
                                      -----------------      -----------------

LOSS FROM OPERATIONS                           (334,798)              (813,910)
                                      -----------------      -----------------

OTHER (EXPENSE)
 Interest expense                               (16,491)               (16,589)
                                      -----------------      -----------------


NET LOSS                              $        (351,289)     $        (830,499)
                                      =================      =================

NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED                  $           (0.01)     $          (68.74)
                                      =================      =================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - BASIC AND DILUTED             37,032,246                 12,083
                                      =================      =================


     See accompanying notes to condensed consolidated financial statements.


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


                     Preferred Stock            Common Stock          Additional                      Deferred Stock
                                                                       Paid-In      Accumulated           Based
                     Shares    Amount     Shares          Amount       Capital        Deficit         Compensation      Total
                    --------  --------  -----------     ----------   ------------   ------------      ------------   ------------

Balance,
 December 31, 2003    100     $    1     31,682,095     $   31,682   $ 41,824,753   $(57,051,362)     $       --    $(15,194,926)

Stock issued
 for prepaid
 legal fees            --         --      2,000,000          2,000         98,000             --              --         100,000

Stock issued
 for consulting        --         --      9,286,000          9,286        455,014             --              --         464,300

Stock issued
 for settlement of
 accrued expenses      --         --      1,000,000          1,000         49,000             --              --          50,000

Deferred
 stock compensation    --         --             --             --             --             --        (457,500)       (457,500)

Amortization of
 deferred stock
 compensation          --         --             --             --             --             --         130,000         130,000

Net loss               --         --             --             --             --       (351,289)             --        (351,289)
                   ------   --------   ------------   ------------   ------------   ------------    ------------    ------------

BALANCE,
 MARCH 31, 2004       100   $      1     43,968,095   $     43,968   $ 42,426,767   $(57,402,651)   $   (327,500)   $(15,259,415)
                   ======   ========   ============   ============   ============   ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- 11 -

                                                    For the Three  For the Three
                                                    Months Ended    Months Ended
                                                       March 31,     March 31,
                                                        2004           2003
                                                     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from operations                             $(351,289)   $(830,499)
 Adjustments to reconcile net loss from operations
   to net cash (used in) operating activities:
  Depreciation and amortization                          10,735        7,717
  Provision for bad debt                                     --       18,667
  Stock issued for compensation and services            136,800      464,765
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                      --      (43,368)
    Prepaid expenses, media and other current assets   (100,000)      46,081
  Increase (decrease) in:
    Accounts payable and accrued expenses               128,907      102,510
    Accrued compensation - officers                          --      170,358
    Deferred revenue                                         --        4,982
    Accrued compensation - officer                      142,500       29,530
                                                      ---------    ---------
         Net Cash (Used In)  Operating Activities       (32,347)     (29,257)
                                                      ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan proceeds                                               --       45,100
 Due from officer                                        32,347           --
 Cash overdraft                                              --      (11,047)
 Payments under capital lease obligation                     --       (4,796)
                                                      ---------    ---------
         Net Cash Provided By Financing Activities       32,347       29,257
                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH                              --           --

CASH - BEGINNING OF PERIOD                                    2           --
                                                      ---------    ---------

CASH - END OF PERIOD                                  $       2    $      --
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                         $      --    $      --
                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended March 31, 2004, the Company issued 2,000,000 shares of common stock having a fair market value of $100,000 to its securities counsel for future legal services recorded as a prepaid expense.

During the period ended March 31, 2004, the Company issued 9,286,000 shares of common stock having a fair market value of $464.300 to various consultants for consulting fees recorded as deferred stock compensation.

During the period ended March 31, 2004, the Company issued 1,000,000 shares of common stock in settlement of accrued expenses totaling $50,000.

During the period ended March 31, 2003, the Company issued 12,490 shares of common stock having a fair market value of $874,300 to its now former SEC attorney for future legal services recorded as a prepaid expense.

     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)

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

      The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2003, filed on May 19, 2004.

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

      Basic loss per common share is based on net loss divided by the weighted average number of common shares outstanding. Common stock equivalents were not included in the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE 2 DISCONTINUED OPERATIONS

      Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century") by merging Blagman USA, Inc., into Century. Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, the Company remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000. (See Note 4(a)).

      At closing, holders of Century shares received twenty cents per Century share, of which two and one-half cents was payable in cash and the balance of seventeen and one-half cents was payable by the delivery of shares of common stock of the Company, for a total of $903,292 and 14,377 options.

      In relation to the acquisition, the Company recorded goodwill in the amount of $3,048,484 and recorded an intangible asset of $5,855,286 related to the customer list acquired. The Company evaluated the customer list and assigned it a three-year life.

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

      For the three months ended March 31, 2004, Century was not operating and therefore did not have any revenues or operating expenses. For the period from acquisition to December 31, 2002, revenues and loss from discontinued operations were as follows:

       Revenues                                               $   3,459,294
       Net loss from discontinued operations                  $  12,966,399

       Assets and liabilities of the discontinued operations as of March 31, 2004 were as follows:

       Assets
        Cash                                                  $         313
        Prepaid expenses                                              7,005
        Deposits                                                      2,327
                                                              -------------
            Total Assets                                      $       9,645
                                                              -------------

       Liabilities
        Accounts payable                                      $   5,606,399
        Accrued expenses                                          1,478,352
        Deferred revenue                                          1,364,866
        Notes payable                                             2,356,575
        Capital lease obligation                                     29,280
                                                              -------------
            Total Liabilities                                    10,835,472
                                                              -------------

       Net liabilities of discontinued operations             $  10,825,827
                                                              =============

      The creditors of Century Media have filed various actions for breach of contract. Said actions arose out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

NOTE 3 STOCKHOLDERS' DEFICIENCY

      In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock splits.

      During the three months ended March 31, 2004, 2,000,000 shares of common stock were issued to the Company's attorney for an agreement to provide future legal services valued at $100,000. The amount has been recorded as a prepaid expense in the accompanying condensed consolidated balance sheet at March 31, 2004. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      During the three months ended March 31, 2004, the Company issued 9,286,000 shares of common stock for consulting services valued at $464,300. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $130,000 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004 and $427,500 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

      On March 8, 2004, the Company issued 1,000,000 shares of common stock valued at $50,000 to satisfy certain accrued liabilities related to a legal settlement reached in 2003. (See Note 4(d)) The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

NOTE 4 LITIGATION

(A) Subsequent to the Blagman/Century merger transaction described in Note 2, TMT Media Corporation ("TMT") has asserted that under the April 2000 acquisition agreement (whereby Century acquired TMT), as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to the $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition by Century.

      The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of March 31, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at March 31, 2004.

(B) In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The Company filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement") effective August 2002 to register shares. In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the curative Review Process is complete to withdraw the Removed shares from registration. In connection with this, the Company has had suit filed against them by a third party pending the circuit court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff. As stated above, more information on issues related to the collateral damage of the company's association with certain financial advisors and organizations can be found on the Securities and Exchange Commission (SEC) website. Additional lawsuits may be filed by the Company against all parties involved in the fraud if any issues related to such fraud have an adverse effect on the company. The Company has initiated a complaint against a third party in the Superior court of California in the County of Los Angeles for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. The third party filed a general denial to the complaint, has asserted numerous affirmative defenses, and has filed a cross-complaint alleging breach of written contract, breach of the implied covenant of good faith and fair dealing, conversion, common counts, breach of fiduciary duties, fraud and deceit, negligent misrepresentation, imposition of constructive trust and/or resulting trust, intentional and tortuous inducement to breach and interference with contract and prospective economic advantage, and unfair trade practices. The Company has filed a general denial to the allegations. The parties are currently seeking a business settlement.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of March 31, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at March 31, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 and this amount is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of March 31, 2004, the liability was $210,000. (See Note 3) As of the date of this report, the liability has been paid in full.

      Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 5 CAPITAL LEASE OBLIGATIONS

      The Company is in default of its capital lease agreement at March 31, 2004. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 6 GOING CONCERN

      The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $351,289 and a negative cash flow from operations of $32,347 for the three months ended March 31, 2004, and has a working capital deficiency of $15,018,618 and a stockholders deficiency of $15,259,415 at March 31, 2004 which raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency as of March 31, 2004 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 7 SUBSEQUENT EVENTS

      In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      In May 2004, a total of 60,000,000 shares of common stock were issued to the Company's Securities and Exchange attorney as compensation for legal services rendered and for future legal services.

      In April and May 2004, the Company issued 169,300,000 common shares, in the aggregate, to twelve different consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal year 2005.

      On May 21, 2004, the Company issued 39,000,000 shares of common stock for employee bonus compensation.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

                                                  2004                 2003
                                              -------------      -------------

       Total net revenues                     $          --      $      83,778

       Operating Expenses:
       General and Administrative             $     324,063      $     889,971

       Net Loss from Operations               $   (334,798)      $   (813,910)

       Net Loss Per Share                     $      (0.01)      $      (0.14)


Net Revenues

Net Revenues for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 decreased from $83,778 to $0.

Operating Expenses

Total operating expenses decreased 63% from $897,688 in 2003 to $334,798 in 2004 for the three months ending March 31. Included in operating expenses are general and administrative expenses which decreased 64% from $889,971 for the three month period ended March 31, 2003 to $324,063 for the three month period ended March 31, 2004.

The total net loss of the Company for the three-month period ending March 31, 2004 was $(351,289) compared to $(830,499) for 2003, a 58% decrease.

Other (Expenses)

Other expenses for the three month period ending March 31 decreased from $(16,589) in 2003 to $(16,491) (1%) in 2004 due to lower interest expenses.

Liquidity and Capital Resources

The Company's current assets increased from $9,647 at December 31, 2003 to $209,647 for the three month period ended March 31, 2004, due to the issuance of stock valued at $100,000 as a retainer for legal counsel and $100,000 for the prepaid portion of accrued consulting fees.

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

During 2003 and in the current quarter, the market price of our common shares has continued to drop precipitously. We believe that there are two underlying causes. First, we apparently were one of the companies targeted in an organized pattern of depressing prices through "shorting" by a group pursuing a coordinated effort to effect and profit from a falling share price and from attempts to extort favorable stock issuances from the Company without fair consideration. Management initiated referrals to appropriate regulatory agencies for their action. While actions from these referrals may reduce future manipulation, it cannot eliminate the impact of the downward price spiral. The second factor apparently affecting our price was the market reaction to the increase in authorized and issued common shares which we undertook to compensate consultants in our industry, to support Company growth to effect the Century transaction. Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

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

Another factor which has taken a substantial amount of time and funding to overcome is the Company's victimization at the hands of a specific financial firm now under investigation with the SEC. More details are available at http://www.sec.gov/litigation/complaints/comp18057.htm.

If substantial additional working capital does not become available, management believes that the active search and completion of key acquisitions along with proper legal restructuring and planning will be sufficient to meet essential capital requirements for the next 12 months but will not support growth.

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended March 31, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $351,289 for the three months ended March 31, 2004, and has a working capital deficiency of $15,018,618 and a stockholders deficiency at March 31, 2004 of $15,259,415, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, in consultation with advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB pursuant to Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this report. There were no significant changes to our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

(A) Subsequent to the Blagman/Century merger transaction described in Note 2, TMT Media Corporation ("TMT") has asserted that under the April 2000 acquisition agreement (whereby Century acquired TMT), as a result of the transaction between the Company and Century, it is entitled, as of April 22, 2002, to the $1,250,000 contingent amount and to the payment in full of the balance of $609,564 due on the $700,000 note delivered in the 2000 acquisition by Century.

      The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of March 31, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at March 31, 2004.

(B) In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The Company filed a registration statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement") effective August 2002 to register shares. In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the curative Review Process is complete to withdraw the Removed shares from registration. In connection with this, the Company has had suit filed against them by a third party pending the circuit court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff. As stated above, more information on issues related to the collateral damage of the company's association with certain financial advisors and organizations can be found on the Securities and Exchange Commission (SEC) website. Additional lawsuits may be filed by the Company against all parties involved in the fraud if any issues related to such fraud have an adverse effect on the company. The Company has initiated a complaint against a third party in the Superior court of California in the County of Los Angeles for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. The third party filed a general denial to the complaint, has asserted numerous affirmative defenses, and has filed a cross-complaint alleging breach of written contract, breach of the implied covenant of good faith and fair dealing, conversion, common counts, breach of fiduciary duties, fraud and deceit, negligent misrepresentation, imposition of constructive trust and/or resulting trust, intentional and tortuous inducement to breach and interference with contract and prospective economic advantage, and unfair trade practices. The Company has filed a general denial to the allegations. The parties are currently seeking a business settlement.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of March 31, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at March 31, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 and this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of March 31, 2004, the liability was $210,000. As of the date of this report, the liability has been paid in full. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

      Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

ITEM 2.   CHANGES IN SECURITIES.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

On April 26, 2004, the Company filed a Form 8-K stating the Company had effectuated a 1-for-500 reverse stock split in order to foster shareholder value, and that it had entered into an exclusive marketing rights agreement with CrossGel, Inc., a privately held Utah corporation, pursuant to which the Company would create and provide all media and marketing for CrossGel.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INNOVATION HOLDINGS, INC. F/K/A
                                             BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:       June 21, 2004                   /s/ ROBERT BLAGMAN


                                             ___________________________________
                                             Robert Blagman, President and CEO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002:

I, Robert Blagman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Innovation Holdings, Inc., a Nevada corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer (s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15 (f) and 15d -15(f) for the small business issuer and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) [omitted pursuant to extended compliance period];

      c) Evaluated the effectiveness of the small business issuer's disclosure control, and procedures, and presented ion this report our conclusions about the effectiveness of the disclosure controls and procedures, as of this end of the period covered by this report based on such evaluation; and

      d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuers internal control over financial reporting; and

5. The small business issuer 's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's audit committee of the small business issuer's board of directors (or person's performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer 's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated:     June 21, 2004                         By: /s/ Robert Blagman
                                                     --------------------------
                                                     Robert Blagman
                                                     Chief Executive Officer

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