Form 10QSB/A
period 2004-03-31
INNOVATION HOLDINGS
filed 2004-06-22
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 325,586,000 shares of common stock as of June 1, 2004.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                  PAGE

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003      1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)                                   2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON
STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED
MARCH 31, 2004 (UNAUDITED)                                                                        3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
2004 AND 2003 (UNAUDITED)                                                                         4

NOTES TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2004 (UNAUDITED)         5-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                          11-14

ITEM 3.   CONTROLS AND PROCEDURES                                                                14

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                   15-16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                              16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                        16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    16

ITEM 5.   OTHER INFORMATION                                                                      16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       16

SIGNATURES                                                                                       17

CERTIFICATIONS                                                                                   19


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
                        OF MARCH 31, 2004 (UNAUDITED)


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                            March 31, 2004            December 31,
                                                                             (Unaudited)                  2003
                                                                          ------------------       ------------------
CURRENT ASSETS
Cash                                                                      $                2       $                2
Prepaid expenses                                                                     200,000                       --
Assets related to discontinued operations                                              9,645                    9,645
                                                                          ------------------       ------------------
     Total Current Assets                                                            209,647                    9,647
                                                                          ------------------       ------------------

PROPERTY & EQUIPMENT - NET                                                            66,753                   73,751
                                                                          ------------------       ------------------

OTHER ASSETS
License agreement, net of amortization of $11,518 and $7,781 respectively           137,950                   141,687
                                                                          ------------------       ------------------

TOTAL ASSETS                                                              $         414,350        $          225,085
                                                                          ==================       ==================


                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes and loans payable - current portion                                $          359,725       $          359,725
 Accounts payable                                                                    835,422                  830,006
 Accrued expenses                                                                  1,023,509                  950,018
 Accrued compensation - officers                                                   2,039,844                1,897,344
 Due to officer                                                                      100,753                   68,406
 Capital lease obligation - current portion                                           33,540                   33,540
 Liabilities related to discontinued operations                                   10,835,472               10,835,472
                                                                          ------------------       ------------------
     Total Current Liabilities                                                    15,228,265               14,974,511
                                                                          ------------------       ------------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                                         445,500                  445,500
                                                                          ------------------       ------------------

TOTAL LIABILITIES                                                                 15,673,765               15,420,011
                                                                          ------------------       ------------------

COMMITMENTS AND CONTINGENCIES                                                             --                       --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                                           --                       --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                                   1                        1
 Common stock, $.001 par value, 20,000,000,000 shares authorized
  43,968,095 and 31,682,095shares issued and outstanding                              43,968                   31,682
 Additional paid-in capital                                                       42,426,767               41,824,753
 Accumulated deficit                                                            (57,402,651)             (57,051,362)
  Deferred stock based compensation                                                (327,500)                       --
                                                                          ------------------       ------------------

     Total Stockholders' Deficiency                                             (15,259,415)             (15,194,926)
                                                                          ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $          414,350       $          225,085
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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Three  For the Three
                                                    Months Ended   Months Ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(351,289)   $  (830,499)
 Adjustments to reconcile net loss
   to net cash (used in) operating activities:
  Depreciation and amortization                          10,735          7,717
  Provision for bad debt                                     --         18,667
  Stock issued for compensation and services            136,800        464,765
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                      --        (43,368)
    Prepaid expenses, media and other current assets   (100,000)        46,081
  Increase (decrease) in:
    Accounts payable and accrued expenses               128,907        102,510
    Accrued compensation - officers                          --        170,358
    Deferred revenue                                         --          4,982
    Accrued compensation - officer                      142,500         29,530
                                                      ---------    -----------
         Net Cash (Used In)  Operating Activities       (32,347)       (29,257)
                                                      ---------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Loan proceeds                                               --         45,100
 Due from officer                                        32,347             --
 Cash overdraft                                              --        (11,047)
 Payments under capital lease obligation                     --         (4,796)
                                                      ---------    -----------
         Net Cash Provided By Financing Activities       32,347         29,257
                                                      ---------    -----------

NET INCREASE (DECREASE) IN CASH                              --             --

CASH - BEGINNING OF PERIOD                                    2             --
                                                      ---------    -----------

CASH - END OF PERIOD                                  $       2    $        --
                                                      =========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                         $      --    $        --
                                                      =========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended March 31, 2004, the Company issued 2,000,000 shares of common stock having a fair market value of $100,000 to its legal counsel for future legal services recorded as a prepaid expense.

During the period ended March 31, 2004, the Company issued 9,286,000 shares of common stock having a fair market value of $464.300 to various consultants for consulting fees recorded as deferred stock compensation.

During the period ended March 31, 2004, the Company issued 1,000,000 shares of common stock in settlement of accrued expenses totaling $50,000.

During the period ended March 31, 2003, the Company issued 12,490 shares of common stock having a fair market value of $874,300 to its former legal counsel for future legal services recorded as a prepaid expense.

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

      The condensed consolidated balance sheet information was derived from the Company's Annual Report Form 10-KSB/A.

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

NOTE 3 STOCKHOLDERS' DEFICIENCY

      In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock splits (See Note 7).

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

      During the three months ended March 31, 2004, the Company issued 9,286,000 shares of common stock for consulting services valued at $464,300. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $130,000 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004 and $327,500 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet. In connection with certain consulting agreements, the Company is obligated to pay additional cash of $100,000 or issue common stock equivalent to $100,000. This amount was recorded to prepaid expenses and accrued expenses in the accompanying condensed consolidated financial statements as of March 31, 2004.

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

(B) In March 2002, the Company advised authorities, market members and regulators and initiated an internal reconciliation investigation relating to a substantial amount of common shares of the Company improperly and fraudulently issued and possibly transferred, including possible improper releases of restrictions and transfers of restricted securities warrant negotiations or an exemption from registration, without the knowledge of the Company ("Curative Review Process"). The Curative Review Process is continuing. The Company filed a Registration Statement on Form S-8 for a 2002 Employee Stock Compensation Plan ("Registration Statement") effective August 2002 to register shares. In connection with the Curative Review Process, the Company subsequently placed stop transfer orders on all of the original certificates and derivatives of those certificates, advised market members and depositories of its actions and has been working with these parties and its transfer agent and other resources to ascertain which shares of Common Stock need to remain in commerce to recognize the interests of the transferee, which shares should be cancelled or returned to the Company and therefore removed from registration ("Removed Shares") and which shares are held by or were delivered to parties who were eligible to receive and hold the same pursuant to the Plan. The Company intends to file an amendment to this Registration Statement as soon as practicable when the reconciliation in the curative Review Process is complete to withdraw the Removed shares from registration. In connection with this, the Company has had a suit filed against them by a third party pending the circuit court of Cook County, Illinois. The Company has responded to this matter and is actively cooperating in other investigations relating to the plaintiff and others. The Company expects additional litigation from the plaintiff and is intending to assert the indemnification and disgorgement rights under its agreements with the plaintiff. As stated above, more information on issues related to the collateral damage of the company's association with certain financial advisors and organizations can be found on the Securities and Exchange Commission (SEC) website. Additional lawsuits may be filed by the Company against all parties involved in the fraud if any issues related to such fraud have an adverse effect on the company. The Company has initiated a complaint against a third party in the Superior court of California in the County of Los Angeles for breach of contract, fraud and deceit, intentional misrepresentation of facts, and rescission. The third party filed a general denial to the complaint, has asserted numerous affirmative defenses, and has filed a cross-complaint alleging breach of written contract, breach of the implied covenant of good faith and fair dealing, conversion, common counts, breach of fiduciary duties, fraud and deceit, negligent misrepresentation, imposition of constructive trust and/or resulting trust, intentional and tortuous inducement to breach and interference with contract and prospective economic advantage, and unfair trade practices. The Company has filed a general denial to the allegations. The parties are currently seeking a business settlement.

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

NOTE 7 SUBSEQUENT EVENTS

      In April 2004, the Board of Directors and a vote of the majority of the shareholders entitled to vote authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and footnotes have been restated to give effect to such reverse stock split.

      In May 2004, a total of 60,000,000 shares of common stock were issued to the Company's current legal counsel as compensation for legal services rendered and for future legal services.

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

                                             INNOVATION HOLDINGS, INC. F/K/A
                                             BLAGMAN MEDIA INTERNATIONAL, INC.



Dated:       June 21, 2004                   /s/ ROBERT BLAGMAN
                                             -----------------------------------
                                             Robert Blagman, President and CEO

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