Form 10QSB
period 2004-06-30
INNOVATION HOLDINGS
filed 2004-09-24
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________.

                         Commission File No.: 000-27777

                            INNOVATION HOLDINGS, INC.
                    (f/k/a Blagman Media International, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Nevada                                      91-1923501
    -------------------------------                   ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

    14622 Ventura Blvd., Suite 1015
           Sherman Oaks, CA                                    91403
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

        Registrant's telephone number, including area code: 818-426-8737

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK -- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ____________ shares of common stock as of September 23, 2004.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31,
2003                                                                                          1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2004 AND 2003 (UNAUDITED)                                                            2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON
STOCKHOLDERS' DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)
                                                                                              3
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2004
AND 2003 (UNAUDITED)                                                                          4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)
                                                                                             5-9
ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATIONS                                                                   10-14

ITEM 3.     CONTROLS AND PROCEDURES                                                          15

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                15

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                        16

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                  16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              17

ITEM 5.     OTHER INFORMATION                                                                17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                 17

SIGNATURES                                                                                   17

CERTIFICATIONS                                                                             19-20

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)


                                    CONTENTS


PAGE  1      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
             JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE  2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
             SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGE  3      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
             DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

PAGE  4      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
             ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGES 5-9    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF
             JUNE 30, 2004 (UNAUDITED)

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June 30, 2004   December 31,
                                                                    (Unaudited)        2003
                                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $          2    $          2
Prepaid expenses, media and other current assets                         94,091              --
Assets related to discontinued operations                                 9,645           9,645
                                                                   ------------    ------------
     Total Current Assets                                               103,738           9,647
                                                                   ------------    ------------

PROPERTY & EQUIPMENT - NET                                               59,755          73,751
                                                                   ------------    ------------

OTHER ASSETS
License agreement, net of amortization of $11,518 and
   $7,781 respectively                                                  134,213         141,687
                                                                   ------------    ------------

TOTAL ASSETS                                                       $    297,706    $    225,085
                                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes and loans payable - current portion                         $    374,725    $    359,725
 Accounts payable                                                       779,559         830,006
 Accrued expenses                                                       779,396         950,018
 Accrued compensation - officers                                      2,182,344       1,897,344
 Due to officer                                                         100,342          68,406
 Capital lease obligation - current portion                              33,540          33,540
 Liabilities related to discontinued operations                      10,835,472      10,835,472
                                                                   ------------    ------------
     Total Current Liabilities                                       15,085,378      14,974,511
                                                                   ------------    ------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                            525,500         445,500
                                                                   ------------    ------------

TOTAL LIABILITIES                                                    15,610,878      15,420,011
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                --              --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized,
  0 shares issued and outstanding                                            --              --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                      1               1
 Common stock, $.001 par value, 20,000,000,000 shares authorized
  532,268,095 and 31,682,095 shares issued and outstanding,
  respectively                                                          532,268          31,682
 Additional paid-in capital                                          45,873,467      41,824,753
 Accumulated deficit                                                (59,323,148)    (57,051,362)
  Deferred stock based compensation                                  (2,395,760)             --
                                                                   ------------    ------------

     Total Stockholders' Deficiency                                 (15,313,172)    (15,194,926)
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    297,706    $    225,085
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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              For the Six
                                              For the          For the           Months
                                           Three Months     Three Months         Ended         For the Six
                                               Ended            Ended           June 30,      Months Ended
                                           June 30, 2004    June 30, 2003         2004        June 30, 2003
                                           -------------    -------------    -------------    -------------
REVENUES - NET                             $          --    $          --               --           78,524
                                           -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Selling, general and administrative           1,893,165        2,187,621        2,217,228        3,068,655
 Depreciation                                     10,735            7,228           21,470           14,945
                                           -------------    -------------    -------------    -------------
     Total Operating Expenses                  1,903,900        2,194,849        2,238,698        3,083,600
                                           -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                          (1,903,900)      (2,194,849)      (2,238,698)      (3,005,076)

OTHER INCOME (EXPENSE)
 Interest expense, net                           (16,597)          (6,592)         (33,088)         (26,864)
                                           -------------    -------------    -------------    -------------
        Total Other Income (Expense)             (16,597)          (6,592)         (33,088)         (28,864)
                                           -------------    -------------    -------------    -------------

Loss from continuing operations               (1,920,497)      (2,201,441)      (2,271,786)      (3,031,940)
Loss from discontinued operations                     --               --               --               --
                                           -------------    -------------    -------------    -------------

NET LOSS                                   $  (1,920,497)   $  (2,201,441)   $  (2,271,786)   $  (3,031,940)
                                           =============    =============    =============    =============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                          $       (0.01)   $       (2.74)   $       (0.02)   $       (3.75)
                                           =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED              258,417,546          802,090      147,928,370          808,159
                                           =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                                           Deferred
                                 Preferred Stock        Common Stock          Additional                     Stock
                                 ---------------  -----------------------      Paid-In      Accumulated      Based
                                 Shares   Amount      Shares       Amount       Capital        Deficit    Compensation    Total
                                 ------   ------  ------------  ---------   ------------   ------------   ----------   ------------
Balance, December 31, 2003          100   $    1    31,682,095  $  31,682   $ 41,824,753   $(57,051,362)          --   $(15,194,926)

Stock issued for prepaid expenses    --       --     2,000,000      2,000         98,000             --           --        100,000

Stock issued for legal fees          --       --    62,500,000     62,500        550,000             --           --        612,500

Stock issued for consulting          --       --   343,426,750    343,427      2,760,099             --           --      3,103,526

Stock issued for settlement of
  accrued expenses                   --       --    23,659,250     23,659        247,615             --           --        271,274

Stock issued for board of
    directors fees                   --       --    69,000,000     69,000        393,000             --           --        462,000

Deferred stock compensation          --       --            --         --             --             --   (3,096,726)    (3,096,726)

Amortization of deferred stock
 compensation                        --       --            --         --             --             --      700,966        700,966

Net loss                             --       --            --         --             --     (2,271,786)          --     (2,271,786)
                                 ------   ------  ------------  ---------   ------------   ------------   ----------   ------------

BALANCE, JUNE 30, 2004              100   $    1   532,268,095  $ 532,268   $ 45,873,467   $(59,323,148)  (2,395,760)  $(15,313,172)
                                 ======   ======  ============  =========   ============   ============   ==========   ============


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Six       For the Six
                                                     Months Ended June    Months Ended
                                                          30, 2004       June 30, 2003
                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $(2,271,786)       $(3,031,940)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                             21,470             16,946
  Stock issued for compensation and services             1,782,266          2,404,607
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                         --            (18,013)
    Prepaid expenses, media and other current assets         5,909             97,451
    Deposits                                                    --              4,576
  Increase (decrease) in:
    Accounts payable and accrued expenses                   50,205            (15,641)
    Deferred revenue                                            --              4,982
    Accrued compensation - officer                         285,000            340,846
                                                       -----------        -----------
         Net Cash Used In  Operating Activities           (126,936)          (196,186)
                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft - (decrease) increase                           --            (11,782)
 Proceeds from officer                                      31,936                 --
 Payments to officer                                            --            (36,426)
 Proceeds from notes payable                                95,000            249,225
 Payments under capital lease obligation                        --             (4,796)
                                                       -----------        -----------
         Net Cash Provided By Financing Activities         126,936            196,221
                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH                                 --                 35

CASH - BEGINNING OF PERIOD                                       2                 --
                                                       -----------        -----------

CASH - END OF PERIOD                                   $         2        $        35
                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                          $        --        $    26,868
                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the period ended June 30, 2004, the Company issued 2,000,000 shares of common stock having a fair market value of $100,000 to its legal counsel for future legal services recorded as a prepaid expense.

During the period ended June 30, 2004, the Company issued 334,140,750 shares of common stock having a fair market value of $1,971,226 to various consultants for consulting fees recorded as deferred stock compensation.

During the period ended June 30, 2004, the Company issued 23,659,250 shares of common stock in settlement of accrued expenses and accrued interest totaling $260,000 and $11,274, respectively.

During the period ended June 30, 2003, the Company issued 69,000,000 shares of common stock having a fair market value of $462,000 to its Board Members for services rendered.


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


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

       The condensed consolidated balance sheet information at December 31, 2003 was derived from the Company's audited consolidated financial statements included in its Annual Report Form 10-KSB. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2003, filed on May 19, 2004.

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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

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

       For the six months ended June 30, 2004, Century was not operating and therefore did not have any revenues or operating expenses.

       Assets and liabilities of the discontinued operations as of June 30, 2004 were as follows:

       Assets
        Cash                                                   $         313
        Prepaid expenses                                               7,005
        Deposits                                                       2,327
                                                               ---------------
            Total Assets                                       $       9,645
                                                               ---------------

       Liabilities
        Accounts payable                                       $   5,606,399
        Accrued expenses                                           1,478,352
        Deferred revenue                                           1,364,866
        Notes payable                                              2,356,575
        Capital lease obligation                                      29,280
                                                               ---------------
            Total Liabilities                                      10,835,472
                                                               ---------------

       Net liabilities of discontinued operations              $  10,825,827
                                                               ===============

       The creditors of Century Media have filed various actions for breach of contract. Said actions arose out of obligations incurred by Century Media prior to the merger with the Company. The Company disputes these claims and is actively seeking to resolve these matters.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


NOTE 3 STOCKHOLDERS' DEFICIENCY

       In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock splits. (See Note 7).

       During the six months ended June 30, 2004, 62,000,000 shares of common stock were issued to the Company's attorney for an agreement to provide legal services valued at $585,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

       During the six months ended June 30, 2004, the Company issued 343,426,750 shares of common stock for consulting services valued at $3,103,526. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $707,766 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004 and $2,395,760 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

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

         The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. On July 6, 2004, the judgment of $2,242,975 was set aside and vacated by the court. The Company can now properly defend the matter to either a successful conclusion or settlement. As of June 30, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities related to Discontinued Operations in the accompanying consolidated balance sheet at June 30, 2004.

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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


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

  (C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of June 30, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at June 30, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

  (D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


         the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 and this amount is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of June 30, 2004, the liability was $210,000. (See Note 3) As of the date of this report, the liability has been paid in full.

         Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 5 CAPITAL LEASE OBLIGATIONS

       The Company is in default of its capital lease agreement at June 30, 2004. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 6 GOING CONCERN

       The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,271,786 and a negative cash flow from operations of $126,936 for the six months ended June 30, 2004, and has a working capital deficiency of $14,871,640 and a stockholders deficiency of $15,313,172 at June 30, 2004 which raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency as of June 30, 2004 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 7 SUBSEQUENT EVENTS

       In the third quarter of 2004, the Company issued 6,023,750,000 comon shares, in the aggregate, to various consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal years 2005 and 2006.

       In August 2004, a total of 500,000,000 shares of common stock were issued
       to  the  Company's   Securities  and  Exchange   Commission  attorney  as
       compensation for legal services rendered and for future legal services.

       In August 2004, 5,000,000,000 shares of common stock were issued to satisfy an obligation to a licensor per the terms of an agreement consummated in June 2003.

       In August 2004, the Company signed a letter of intent to acquire a 49% equity interest in Ironwood Furnishings, Inc., a wholesale distribution center of furniture. Ironwood's business plan is to open 12 furniture retail stores in the next 18 months at a price point of no more than $99 per piece.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

                                                     2004           2003
                                                 -----------    -----------

       Total net revenues                        $        --    $        --

       Operating Expenses:
       General and Administrative                $ 1,893,165    $ 2,187,621

       Net Loss from Operations                  $(1,903,900)   $(2,194,849)

       Net Loss Per Share                        $     (0.01)   $     (0.01)


Net Revenues

There were no net revenues for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Net revenues for the six months ended June 30, 204 as compared to the six months ended June 30, 2003 decreased from $78,524 to $0.


Operating Expenses

Total operating expenses decreased 13.3% from $2,194,849 in 2003 to $1,903,900 in 2004 for the three months ending June 30. Included in operating expenses are general and administrative expenses which decreased 13.5% from $2,187,621 for the three month period ended June 30, 2003 to $1,893,165 for the three month period ended June 30, 2004.

Total operating expenses decreased 27.4% from $3,083,600 in 2003 to $2,238,698 in 2004 for the six months ending June 30. Included in operating expenses are general and administrative expenses which decreased 27.8% from $3,068,655 for the six month period ended June 30, 2003 to $2,217,228 for the three month period ended June 30, 2004.

The total net loss of the Company for the three-month period ending June 30, 2004 was $(1,920,497) compared to $(2,201,441) for 2003, a 12.8% decrease.

The total net loss of the company for the six-month period ending June 30, 2004 was $(2,271,786) compared to $(3,031,940) for 2003, a 25.1% decrease.


Other Income (Expenses)

Other income (expenses) for the three-month period ending June 30 increased from $(6,592) in 2003 to $(16,597) (151.8%) in 2004 due to higher interest expenses.

Other income (expenses) for the six-month period ending June 30 increased from $(26,868) in 2003 to $(33,088) (23.2%) in 2004 due to higher interest expenses.

Liquidity and Capital Resources

The Company's current assets increased from $9,647 at December 31, 2003 to $103,738 for the three month period ended June 30, 2004, due to the issuance of stock valued at $100,000 as a retainer for legal counsel and $100,000 for the prepaid portion of accrued consulting fees.

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

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended June 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,330,784 for the three months ended June 30, 2004, and has a working capital deficiency of $15,200,758 and a stockholders deficiency at June 30, 2004 of $15,248,169, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. On July 6, 2004, the judgment of $2,242,975 was set aside and vacated by the court. The Company can now properly defend the matter to either a successful conclusion or settlement. As of June 30, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at June 30, 2004.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of March 31, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at June 30, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

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

                                           INNOVATION HOLDINGS, INC. F/K/A
                                           BLAGMAN MEDIA INTERNATIONAL, INC.



Dated: September 24, 2004                  /s/ ROBERT BLAGMAN
                                           ---------------------------------
                                           Robert Blagman, President and CEO

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