Form 10QSB/A
period 2004-06-30
INNOVATION HOLDINGS
filed 2004-09-29
CIK 1096936

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

                         Commission File No.: 000-27777

                            INNOVATION HOLDINGS, INC.
                    (f/k/a Blagman Media International, Inc.)
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                   Nevada                                 91-1923501
--------------------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

       14622 Ventura Blvd., Suite 1015
               Sherman Oaks, CA                            91403
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)             (Zip Code)

        Registrant's telephone number, including area code: 818-426-8737

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK -- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 532,268,095 shares of common stock as of September 23, 2004.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004
(UNAUDITED) AND DECEMBER 31, 2003                                           1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)                     2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)               3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)                     4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)                                  5-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       11-14

ITEM 3.   CONTROLS AND PROCEDURES                                          15

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.   OTHER INFORMATION                                                17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURES                                                                 17

CERTIFICATIONS                                                             18-20

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



PAGE             1      CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS OF JUNE 30,
                        2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE             2      CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                        THREE  AND SIX  MONTHS  ENDED  JUNE  30,  2004  AND 2003
                        (UNAUDITED)

PAGE             3      CONDENSED   CONSOLIDATED   STATEMENT   OF   CHANGES   IN
                        STOCKHOLDERS'  DEFICIENCY  FOR THE SIX MONTHS ENDED JUNE
                        30, 2004 (UNAUDITED)

PAGE             4      CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                        SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGES            5-10   NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS AS
                        OF JUNE 30, 2004 (UNAUDITED)


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                           ASSETS
                                                                    June 30, 2004   December 31,
                                                                     (Unaudited)       2003
                                                                    ------------    ------------
CURRENT ASSETS
Cash and cash equivalents                                           $          2    $          2
Prepaid expenses, media and other current assets                          94,091              --
Assets related to discontinued operations                                  9,645           9,645
                                                                    ------------    ------------
     Total Current Assets                                                103,738           9,647
                                                                    ------------    ------------

PROPERTY & EQUIPMENT - NET                                                59,755          73,751
                                                                    ------------    ------------

OTHER ASSETS
License agreement, net of amortization of $11,518 and
   $7,781 respectively                                                   134,213         141,687
                                                                    ------------    ------------

TOTAL ASSETS                                                        $    297,706    $    225,085
                                                                    ============    ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Notes and loans payable - current portion                          $    374,725    $    359,725
 Accounts payable                                                        779,559         830,006
 Accrued expenses                                                        779,396         950,018
 Accrued compensation - officers                                       2,182,344       1,897,344
 Due to officer                                                          100,342          68,406
 Capital lease obligation - current portion                               33,540          33,540
 Liabilities related to discontinued operations                       10,835,472      10,835,472
                                                                    ------------    ------------
     Total Current Liabilities                                        15,085,378      14,974,511
                                                                    ------------    ------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                             525,500         445,500
                                                                    ------------    ------------

TOTAL LIABILITIES                                                     15,610,878      15,420,011
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                 --              --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                               --              --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                       1               1
 Common stock, $.001 par value, 20,000,000,000 shares authorized
  532,268,095 and 31,682,095 shares issued and outstanding,
  respectively                                                           532,268          31,682
 Additional paid-in capital                                           45,873,467      41,824,753
 Accumulated deficit                                                 (59,323,148)    (57,051,362)
  Deferred stock based compensation                                   (2,395,760)             --
                                                                    ------------    ------------

     Total Stockholders' Deficiency                                  (15,313,172)    (15,194,926)
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    297,706    $    225,085
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


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              For the           For the         For the         For the
                                            Three Months      Three Months    Six Months       Six Months
                                               Ended             Ended           Ended           Ended
                                           June 30, 2004     June 30, 2003   June 30, 2004    June 30, 2003
                                           -------------    -------------    -------------    -------------
REVENUES - NET                             $          --    $          --               --           78,524
                                           -------------    -------------    -------------    -------------

OPERATING EXPENSES
 Selling, general and administrative           1,893,165        2,187,621        2,217,228        3,068,655
 Depreciation                                     10,735            7,228           21,470           14,945
                                           -------------    -------------    -------------    -------------
     Total Operating Expenses                  1,903,900        2,194,849        2,238,698        3,083,600
                                           -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                          (1,903,900)       2,194,849)      (2,238,698)      (3,005,076)

OTHER INCOME (EXPENSE)
 Interest expense, net                           (16,597)          (6,592)         (33,088)         (26,864)
                                           -------------    -------------    -------------    -------------
        Total Other Income (Expense)             (16,597)          (6,592)         (33,088)         (28,864)
                                           -------------    -------------    -------------    -------------

NET LOSS                                   $  (1,920,497)   $   2,201,441)   $  (2,271,786)   $  (3,031,940)
                                           =============    =============    =============    =============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                          $       (0.01)   $       (2.74)   $       (0.02)   $       (3.75)
                                           =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED              258,417,546          802,090      147,928,370          808,159
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

                                                                           Additional                  Deferred Stock
                   Preferred Stock                  Common Stock            Paid-In      Accumulated       Based
                 Shares        Amount          Shares         Amount        Capital        Deficit      Compensation      Total
              ------------   ------------   ------------   ------------   ------------   ------------    ------------  ------------
Balance,
 December
 31, 2003              100   $          1     31,682,095   $     31,682   $ 41,824,753   $(57,051,362)   $         --  $(15,194,926)

Stock issued
 for prepaid
 expenses               --             --      2,000,000          2,000         98,000             --              --       100,000

Stock issued
 for
 legal fees             --             --     62,500,000         62,500        550,000             --              --       612,500

Stock
 issued for
 consulting             --             --    343,426,750        343,427      2,760,099             --              --     3,103,526

Stock
 issued for
 settlement
 of accrued
 expenses               --             --     23,659,250         23,659        247,615             --              --       271,274

Stock issued
 for board
 of directors
 fees                   --             --     69,000,000         69,000        393,000             --              --       462,000

Deferred
 stock
 compensation           --             --             --             --             --             --      (3,096,726)   (3,096,726)

Amortization
 of deferred
 stock
 compensation           --             --             --             --             --             --         700,966       700,966

Net loss                --             --             --             --             --     (2,271,786)             --    (2,271,786)
              ------------   ------------   ------------   ------------   ------------   ------------    ------------  ------------

BALANCE,
 JUNE
 30, 2004              100   $          1    532,268,095   $    532,268   $ 45,873,467   $(59,323,148)   $ (2,395,760) $(15,313,172)
              ============   ============   ============   ============   ============   ============    ============  ============

     See accompanying notes to condensed consolidated financial statements.


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Six     For the Six
                                                                              Months Ended   Months Ended
                                                                              June 30, 2004  June 30, 2003
                                                                               -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(2,271,786)   $(3,031,940)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     21,470         16,946
  Stock issued for compensation and services                                     1,782,266      2,404,607
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                 --        (18,013)
    Prepaid expenses, media and other current assets                                 5,909         97,451
    Deposits                                                                            --          4,576
  Increase (decrease) in:
    Accounts payable and accrued expenses                                           50,205        (15,641)
    Deferred revenue                                                                    --          4,982
    Accrued compensation - officer                                                 285,000        340,846
                                                                               -----------    -----------
         Net Cash Used In  Operating Activities                                   (126,936)      (196,186)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft - (decrease) increase                                                   --        (11,782)
 Proceeds from officer                                                              31,936             --
 Payments to officer                                                                    --        (36,426)
 Proceeds from notes payable                                                        95,000        249,225
 Payments under capital lease obligation                                                --         (4,796)
                                                                               -----------    -----------
         Net Cash Provided By Financing Activities                                 126,936        196,221
                                                                               -----------    -----------

NET INCREASE  IN CASH                                                                   --             35

CASH - BEGINNING OF PERIOD                                                               2             --
                                                                               -----------    -----------

CASH - END OF PERIOD                                                           $         2    $        35
                                                                                              -----------
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid                                                                  $        --    $    26,868
                                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the period ended June 30, 2004, the Company issued 2,000,000 shares of common stock having a fair market value of $100,000 to its legal counsel for future legal services recorded as a prepaid expense.

During the period ended June 30, 2004, the Company issued 343,426,750 shares of common stock having a fair market value of $3,103,526 to various consultants for consulting fees recorded as deferred stock compensation which is being expensed over the lives of the related consulting agreements.

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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan commitments Accounted for as Derivative Instruments." This bulletin contaians specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the Loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on its financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 DISCONTINUED OPERATIONS

       Pursuant to an Agreement and Plan of Reorganization dated March 4, 2002, effective March 22, 2002, the Company acquired 100% of the outstanding stock of Century Media, Inc., a California corporation ("Century") by merging Blagman USA, Inc., into Century. Pursuant to the transaction, the Company acquired all of the capital stock of Century for cash and common stock of the Company, assumed current debt obligations and unexercised option and stock appreciation rights of Century and assumed accrued and ongoing trade and other ordinary course obligations and relationships. Prior to the closing, the parties negotiated with the holders of portions of the outstanding Century debt to restructure the term and payments of such debt and in certain cases, to allow for the issuance of shares of common stock of the Company in lieu of cash payments. Currently, the Company remains obligated on certain contingent obligations including $1.25 million from the TMT Media Corporation acquisition by Century in 2000. (See Note 5(A)).

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

       For the six months ended June 30, 2004, Century was not operating and therefore did not have any revenues or operating expenses.

       Assets and liabilities of the discontinued operations as of June 30, 2004 were as follows:

       Assets
        Cash                                                        $       313
        Prepaid expenses                                                  7,005
        Deposits                                                          2,327
                                                                    -----------
            Total Assets                                            $     9,645
                                                                    -----------

       Liabilities
        Accounts payable                                            $ 5,606,399
        Accrued expenses                                              1,478,352
        Deferred revenue                                              1,364,866
        Notes payable                                                 2,356,575
        Capital lease obligation                                         29,280
                                                                    -----------
            Total Liabilities                                        10,835,472
                                                                    -----------

       Net liabilities of discontinued operations                   $10,825,827
                                                                    ===========

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

NOTE 4 STOCKHOLDERS' DEFICIENCY

       In February 2003, the Board of Directors authorized a 5,000 for 1 reverse stock split. In April 2004, the Board of Directors authorized a 500 for 1 reverse stock split. All share and per share amounts in the accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock splits. (See Note 7).

       During the six months ended June 30, 2004, 64,500,000 shares of common stock were issued to the Company's attorneys for an agreement to provide legal services valued at $712,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

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

       During the six months ended June 30, 2004, the Company issued 69,000,000 shares of common stock for board of directors fees valued at $462,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the six months ended June 30, 2004.

       During the six months ended June 30, 2004, the Company issued 23,659,000 shares of common stock valued at $271,274 to satisfy certain liabilities related to a legal settlement reached in 2003. (See Note 5(d). The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

NOTE 5 LITIGATION

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

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. This liability has been paid in full as of June 30, 2004.

       Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 6 CAPITAL LEASE OBLIGATIONS

       The Company is in default of its capital lease agreement at June 30, 2004. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 7 GOING CONCERN

       The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,271,786 and a negative cash flow from operations of $126,936 for the six months ended June 30, 2004, and has a working capital deficiency of $14,981,640 and a stockholders deficiency of $15,313,172 at June 30, 2004 which raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency as of June 30, 2004 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 8 SUBSEQUENT EVENTS

       In the third quarter of 2004, the Company issued 6,023,750,000 common shares, in the aggregate, to various consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal years 2005 and 2006.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

                                                    2004           2003
                                                 -----------    -----------

Total net revenues                               $        --    $        --

Operating Expenses:
General and Administrative                       $ 1,893,165    $ 2,187,621

Loss from Operations                             $(1,903,900)   $(2,194,849)

Net Loss Per Share                               $     (0.01)   $     (2.74)


Net Revenues

There were no net revenues for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Net revenues for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 decreased from $78,524 to $0.

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

Liquidity and Capital Resources

The Company's current assets increased from $9,647 at December 31, 2003 to $103,738 for the six month period ended June 30, 2004, due to the issuance of stock valued at $100,000 as a retainer for legal counsel.

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

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended June 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,271,786 and a negative cash flow from operations of $126,936 for the six months ended June 30, 2004, and has a working capital deficiency of $14,981,640 and a stockholders deficiency as of June 30, 2004 of $15,313,172, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 and this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of June 30, 2004, the liability has been paid in full. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

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

                                              INNOVATION HOLDINGS, INC. F/K/A
                                              BLAGMAN MEDIA INTERNATIONAL, INC.


Dated:       September 29, 2004               /s/ ROBERT BLAGMAN
                                              ----------------------------------
                                              Robert Blagman, President and CEO

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