Form 10QSB
period 2004-09-30
INNOVATION HOLDINGS
filed 2004-12-21
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 205491

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,235,455 shares of common stock as of December 15, 2004.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004
(UNAUDITED) AND DECEMBER 31, 2003                                           1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)                   2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)         3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)                   4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 (UNAUDITED)                                     5-10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    11-15

ITEM 3.   CONTROLS AND PROCEDURES                                          15

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                15

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.   OTHER INFORMATION                                                17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURES                                                                 17

CERTIFICATIONS                                                          18-20

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004

                   INNOVATION HOLDINGS, INC. AND SUBSIDIARIES
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)


                                                         CONTENTS



PAGE             1      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
                        30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE             2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (UNAUDITED)

PAGE             3      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 2004 (UNAUDITED)

PAGE             4      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                        NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                        (UNAUDITED)

PAGES            5-10   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS
                        OF SEPTEMBER 30, 2004 (UNAUDITED)


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                 September 30, 2004      December 31,
                                                                    (Unaudited)             2003
                                                                   ------------         ------------

CURRENT ASSETS
Cash and cash equivalents                                          $          2         $          2
Prepaid expenses, media and other current assets                         94,091                   --
Assets related to discontinued operations                                 9,645                9,645
                                                                   ------------         ------------
     Total Current Assets                                               103,738                9,647
                                                                   ------------         ------------

PROPERTY & EQUIPMENT - NET                                               53,061               73,751
                                                                   ------------         ------------

OTHER ASSETS
License agreement, net of amortization of $11,518 and
   $7,781 respectively                                                  630,476              141,687
                                                                   ------------         ------------

TOTAL ASSETS                                                       $    787,275         $    225,085
                                                                   ============         ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Notes and loans payable - current portion                         $    374,725         $    359,725
 Accounts payable                                                       760,321              830,006
 Accrued expenses                                                       803,117              950,018
 Accrued compensation - officers                                      2,324,844            1,897,344
 Due to officer                                                         101,857               68,406
 Capital lease obligation - current portion                              33,540               33,540
 Liabilities related to discontinued operations                      10,835,472           10,835,472
                                                                   ------------         ------------
     Total Current Liabilities                                       15,233,876           14,974,511
                                                                   ------------         ------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                            558,000              445,500
                                                                   ------------         ------------

Total Liabilities                                                    15,791,876           15,420,011
                                                                   ------------         ------------

COMMITMENTS AND CONTINGENCIES                                                --                   --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                              --                   --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                      1                    1
 Common stock, $.001 par value, 25,000,000,000 shares authorized
  14,359,018 and 31,682,095 shares issued and outstanding,
  respectively                                                       14,359,018               31,682
 Additional paid-in capital                                          34,368,842           41,824,753
 Accumulated deficit                                                (60,380,146)         (57,051,362)
  Deferred stock based compensation                                  (3,352,316)                  --
                                                                   ------------         ------------

     Total Stockholders' Deficiency                                 (15,004,601)         (15,194,926)
                                                                   ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    787,275         $    225,085
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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the Three   For the Three  For the Nine   For the Nine
                                         Months          Months         Months         Months
                                         Ended           Ended          Ended          Ended
                                        Sept. 30,       Sept. 30,      Sept. 30,     Sept. 30,
                                          2004            2003           2004          2003
                                       -----------    -----------    -----------    -----------

REVENUES - NET                         $        --             --             --         83,652
                                       -----------    -----------    -----------    -----------

OPERATING EXPENSES
 Selling, general and administrative     1,014,566      2,098,267      3,251,794      5,166,921
 Depreciation                               10,431          7,113         31,901         22,059
                                       -----------    -----------    -----------    -----------
     Total Operating Expenses            1,024,997      2,105,380      3,283,695      5,188,980
                                       -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                    (1,394,997)    (2,100,252)    (3,633,695)    (5,105,328)

OTHER INCOME (EXPENSE)
 Interest expense, net                     (12,001)       (10,249)       (45,089)       (37,113)
                                       -----------    -----------    -----------    -----------
        Total Other Income (Expense)       (12,001)       (10,249)       (45,089)       (37,113)
                                       -----------    -----------    -----------    -----------

NET LOSS                               $(1,036,998)   $(2,110,501)   $(3,328,784)   $(5,142,441)
                                       ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                      $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                       ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
- BASIC AND DILUTED                                 7,230,008,520                 1,155,511,877
                                       ===========  =============    ===========  =============


     See accompanying notes to condensed consolidated financial statements.



                                                 INNOVATION HOLDINGS, INC.
                                       (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                                     AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' DEFICIENCY
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                        (UNAUDITED)

                                                                         Additional                    Deferred Stock
                      Preferred Stock            Common Stock              Paid-In        Accumulated      Based
                     Shares   Amount        Shares         Amount          Capital          Deficit     Compensation     Total
                    -------   -------   --------------   ------------    ------------    -------------  -----------    -----------

Balance,
 December 31, 2003      100   $     1       31,682,095   $     31,682   $ 41,824,753    $ (57,051,362)  $       --    $(15,194,926)

Stock issued
 for prepaid
 expenses                --        --        2,000,000          2,000         98,000               --           --         100,000

Stock issued
 for legal fees          --        --      362,500,000        362,500        320,000               --           --         682,500

Stock issued
 for consulting          --        --    8,866,426,750     13,883,427     (8,511,901)              --           --       4,854,526

Stock issued for
 settlement of
 accrued expenses        --        --       23,659,250         23,659        247,615               --           --         271,274

Stock issued
 for board of
 directors fees          --        --       69,000,000         69,000        393,000               --           --         462,000

Stock issued
 for debt issuance       --        --        3,750,000          3,750         (2,625)              --           --           1,125

Stock issued for
 license agreement       --        --    5,000,000,000      5,000,000     (4,500,000)              --           --         500,000

Deferred
 stock compensation      --        --               --             --             --               --   (4,917,726)     (4,917,726)

Amortization of
 deferred stock
 compensation            --        --               --             --             --               --    1,565,410       1,565,410

Net loss                 --        --               --             --             --       (3,328,784)          --      (3,328,784)
                    -------   -------   --------------   ------------    ------------    -------------  -----------    -----------

BALANCE,
 SEPTEMBER 30, 2004     100   $     1   14,359,018,095   $ 14,359,018   $ 34,368,842    $ (60,380,146) $(3,352,316)   $(15,004,601)
                    =======   =======   ==============   ============    ============    =============  ===========   ============

     See accompanying notes to condensed consolidated financial statements.


                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine         For the Nine
                                                                              Months Ended         Months Ended
                                                                           September 30, 2004    September 30, 2003
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $(3,328,784)          $(5,142,441)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     31,901                22,059
  Stock issued for compensation and services                                     2,712,838             3,939,274
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                 --               (43,368)
    Prepaid expenses, media and other current assets                               105,142
    Deposits                                                                            --                 4,576
  Increase (decrease) in:
    Accounts payable and accrued expenses                                           (4,406)              364,767
    Deferred revenue                                                                    --                    --
    Accrued compensation - officer                                                 427,500               452,452
                                                                               -----------           -----------
         Net Cash Used In  Operating Activities                                   (160,951)             (222,392)
                                                                               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft - (decrease) increase                                                   --               (11,782)
 Due to officer                                                                     33,451               (63,253)
 Proceeds from officer                                                                  --
 Payments to officer                                                                    --
 Proceeds from notes payable                                                       127,500               302,225
 Payments under capital lease obligation                                                --                (4,796)
                                                                               -----------           -----------
         Net Cash Provided By Financing Activities                                 160,951               222,394
                                                                               -----------           -----------

NET INCREASE  IN CASH                                                                   --                     2
Cash - beginning of Period                                                               2                    --
                                                                               -----------           -----------
Cash - end of Period                                                           $         2           $         2
                                                                               ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                  $        --           $        --
                                                                               ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the period ended September 30, 2004, the Company issued 2,000,000 shares of common stock having a fair market value of $100,000 to its legal counsel for future legal services recorded as a prepaid expense.

During the period ended  September  30,  2004,  the Company  issued  362,500,000 shares of common stock having a fair market value of $682,500 to its legal counsel for future legal services recorded as deferred stock compensation.

During the period ended September 30, 2004, the Company issued 8,866,426,750 shares of common stock having a fair market value of $4,854,526 to various consultants for consulting fees recorded as deferred stock compensation which is being expensed over the lives of the related consulting agreements.

During the period ended September 30, 2004, the Company issued 23,659,250 shares of common stock in settlement of accrued expenses and accrued interest totaling $260,000 and $11,274, respectively.

During the period ended September 30, 2003, the Company issued 69,00,000 shares of common stock having a fair market value of $462,000 to its Board Members for services rendered.

During the period ended September 30, 2004, the Company issued 3,750,000 shares of common stock having a fair market value of $1,125 for debt issuance cost.


     See accompanying notes to condensed consolidated financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

NOTE 2 RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of corporate Finance released Staff Accounting Bulletin ("SAB") No. 105, "Loan commitments Accounted for as Derivative Instruments." This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the Loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on its financial statements.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

       For the nine months ended September 30, 2004, Century was not operating and therefore did not have any revenues or operating expenses.

       Assets and liabilities of the discontinued operations as of September 30, 2004 were as follows:


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
                                                                 ===========

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

       During the nine months ended September 30, 2004, 2,000,000 shares of common stock were issued to the Company's attorneys for an agreement to provide legal services valued at $100,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

       During the nine months ended September 30, 2004, 362,500,000 shares of common stock were issued to the Company's attorneys for an agreement to provide legal services valued at $682,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The $682,500 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

       During the nine months ended September 30, 2004, the Company issued 8,866,426,750 shares of common stock for consulting services valued at $4,854,526. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $2,154,099 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004 and $2,700,427 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

       During the nine months ended September 30, 2004, the Company issued 69,000,000 shares of common stock for board of directors fees valued at $462,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the nine months ended September 30, 2004.

       During the nine months ended September 30, 2004, the Company issued 23,659,250 shares of common stock valued at $271,274 to satisfy certain liabilities related to a legal settlement reached in 2003. (See Note 5(d). The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

       During the nine months ended September 30, 2004, 3,750,000 shares of common stock valued at $1,125 were issued for debt issuance for costs related to notes payable. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

       During the nine months ended September 30, 2004, 5,000,000,000 shares of common stock were issued to a vendor for a license agreement valued at $500,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

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

       The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. On July 6, 2004, the judgment of $2,242,975 was set aside and vacated by the court. The Company can now properly defend the matter to either a successful conclusion or settlement. As of September 30, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities related to Discontinued Operations in the accompanying consolidated balance sheet at September 30, 2004.

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

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of September 30, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at September 30, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. This liability has been paid in full as of September 30, 2004.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

       Other than the litigation discussed in the above paragraphs, the Company is a party to a number of lawsuits and claims that the Company believes will ultimately have a favorable outcome and are not material in dollar amounts.

NOTE 6 CAPITAL LEASE OBLIGATIONS

       The Company is in default of its capital lease agreement at September 30, 2004. The Company is also in discussions with the lessor to settle the matter. Due to the default, the entire amount due under the lease has been classified as current in the accompanying condensed consolidated balance sheet.

NOTE 7 GOING CONCERN

       The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,328,784 and a negative cash flow from operations of $3,633,695 for the nine months ended September 30, 2004, and has a working capital deficiency of $15,130,138 and a stockholders deficiency of $15,504,601 at September 30, 2004 which raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency as of September 30, 2004 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 8 SUBSEQUENT EVENTS

       In the fourth quarter of 2004, the Company issued 21,000,000 common shares, in the aggregate, to various consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal years 2005 and 2006.

       In the fourth quarter of 2004, a total of 70,000,000 shares of common stock were issued to the Company's Securities and Exchange Commission attorney as compensation for legal services rendered and for future legal services.

       In October 2004, the Company's Board of Directors authorized a six-thousand-for-one reverse stock split of the Company's common stock. In December 2004, the Company's Board of Directors authorized a one-thousand-for-one reverse split of the Company's common stock. The accompanying condensed consolidated financial statements and footnotes have not been restated to give effect to such reverse stock splits.

                            INNOVATION HOLDINGS, INC.
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The Company is required to have its consolidated financial statements reviewed by its independent accounts prior to filing. As of the date of this report, we have not submitted our financial statements to our independent accountants for their review. We will file an amendment to this form 10-QSB when our independent accountants complete their review of these financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

                                           2004                 2003
                                       -----------          ------------

Total net revenues                     $        --          $        --

Operating Expenses:
General and Administrative             $ 1,024,997          $ 2,105,380

Loss from Operations                   $(1,394,997)         $(2,100,252)

Net Loss Per Share                     $     (0.01)         $     (2.74)

Net Revenues

There were no net revenues for the three months ended September 30, 2004 and for the three months ended September 30, 2003. Net revenues for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 decreased from $83,652 to $0.

Operating Expenses

Total operating expenses decreased 51.4% from $2,105,380 in 2003 to $1,024,997 in 2004 for the three months ending September 30. Included in operating expenses are general and administrative expenses which decreased 51.7% from $2,098,267 for the three month period ended September 30, 2003 to $1,014,566 for the three month period ended September 30, 2004.

Total operating expenses decreased 36.8% from $5,188,980 in 2003 to $3,283,695 in 2004 for the nine months ending September 30. Included in operating expenses are general and administrative expenses which decreased 37.1% from $5,166,921 for the nine month period ended September 30, 2003 to $3,251,794 for the three month period ended September 30, 2004.

The total net loss of the Company for the three-month period ending September 30, 2004 was $(1,036,998) compared to $(2,110,501) for 2003, a 50.9% decrease.

The total net loss of the company for the nine-month period ending September 30, 2004 was $(3,328,784) compared to $(5,142,441) for 2003, a 35.3% decrease.

Other Income (Expenses)

Other income (expenses) for the three-month period ending September 30 increased from $(10,249) in 2003 to $(12,001) (17.1%) in 2004 due to higher interest expenses.

Other income (expenses) for the nine-month period ending September 30 increased from $(37,113) in 2003 to $(45,089) (21.5%) in 2004 due to higher interest expenses.

Liquidity and Capital Resources

The Company's current assets increased from $9,647 at December 31, 2003 to $103,738 for the nine month period ended September 30, 2004, mainly due to the issuance of stock valued at $100,000 as a retainer for legal counsel.

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

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended September 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,328,784 and a negative cash flow from operations of $3,633,695 for the nine months ended September 30, 2004, and has a working capital deficiency of $15,130,138 and a stockholders deficiency as of September 30, 2004 of $15,004,601, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In October 2004 the Company announced it was moving forward on its letter of intent to acquire an equity interest in Ironwood Furnishings, Inc., a privately-held corporation in the business of wholesale distribution of furniture. Due to the Company's inability to raise capital, it has been unable to complete the acquisition and the plans have been put on hold.

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

       The Company and Century dispute this position and are seeking to resolve the matter. In May 2002, TMT initiated a proceeding, TMT MEDIA CORPORATION vs. BLAGMAN CENTURY MEDIA, INC. et al. (Superior court of California, County of Los Angeles, Case BC273368) against the Company, Century and a shareholder personally, claiming the accelerated amount of $1,859,564. Management has filed a general denial to TMT's allegations and has asserted numerous affirmative defenses and plans to begin mediation in June to resolve this case. In December 2003, TMT was granted a Summary Judgment against the Company in the accelerated amount of $2,242,975, which includes additional interest on the $1,250,000 contingent amount and the $609,564 note plus attorney's fees and costs incurred by TMT. The Company's former attorney failed to file any opposition to the summary judgment motion. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. On July 6, 2004, the judgment of $2,242,975 was set aside and vacated by the court. The Company can now properly defend the matter to either a successful conclusion or settlement. As of September 30, 2004, the Company has recorded additional liabilities in the amount of $383,411 in order to record the full liability of $2,242,975 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidated balance sheet at September 30, 2004.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. As of September 30, 2004, the Company has recorded additional liabilities in the amount of $51,064 in order to record the full liability of $203,064 as per the summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at September 30, 2004. There are currently cross-actions in the case that are pending for binding arbitration in November 2004.

(D) On November 11, 2003, the Company reached a settlement with a corporation as a result of a claim brought against the corporation by the Company on May 6, 2002 and a cross complaint filed by the corporation on June 14, 2002. As part of the terms and conditions of the settlement, the Company will pay to the corporation $260,000 and 10% simple interest over one year. This will be accomplished by the issuance of 2 million shares of free trading stock 30 days after the execution of the agreement. The shares will be held in a trust account for the purpose of selling the stock and paying the corporation on a continuous basis. In the event the Company does not pay the corporation the total amount of the settlement on or before one year and 30 days from the execution date of the settlement agreement, the corporation will enforce a stipulated judgment in the amount of $750,000 against the Company. The Company has recorded a liability of $260,000 and this amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2003. As of September 30, 2004, the liability has been paid in full. The fair value of the shares issued was based upon the market price of the Company's common stock on the date of grant.

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

                                               INNOVATION HOLDINGS, INC. F/K/A
                                               BLAGMAN MEDIA INTERNATIONAL, INC.

Dated: December 20, 2004                       /s/ ROBERT BLAGMAN
                                               ---------------------------------
                                               Robert Blagman, President and CEO

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