Form 10QSB/A
period 2004-09-30
INNOVATION HOLDINGS
filed 2005-01-12
CIK 1096936

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________.

                         Commission File No.: 000-27777
                               INNOVATION HOLDINGS
                    (f/k/a Blagman Media International, Inc.)
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Nevada                                              91-1923501
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 14622 Ventura Blvd., Suite 1015
       Sherman Oaks, CA                                           91403
---------------------------------------                         -----------
(Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code: 818-426-8737

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(G) of the Act:
                         COMMON STOCK -- $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,235,455 shares of common stock as of December 15, 2004.

Transitional Small Business Disclosure Format (check one): YES |_|  NO |X|

                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----
ITEM 1.     FINANCIAL STATEMENTS

CONDENSED Consolidated Balance SheetS As Of SEPTEMBER 30, 2004 (Unaudited) AND
DECEMBER 31, 2003                                                                           1

CONDENSED CONSOLIDATED Statements Of Operations For The Three AND NINE Months Ended
SEPTEMBER 30, 2004 AND 2003 (Unaudited)                                                     2

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                                                                            3
CONDENSED CONSOLIDATED Statements Of Cash Flows For The NINE Months Ended SEPTEMBER
30, 2004 AND 2003 (Unaudited)                                                               4

Notes To CONDENSED CONSOLIDATED Financial Statements                                      5-10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS                                                                  11-14

ITEM 3.      CONTROLS AND PROCEDURES                                                        14

PART II -    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                              14

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                      17

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                    17
             HOLDERS

ITEM 5.      OTHER INFORMATION                                                              17

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                               17

SIGNATURES                                                                                  17

CERTIFICATIONS                                                                            18-20

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004

                      INNOVATION HOLDINGS AND SUBSIDIARIES
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

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                September 30, 2004    December 31,
                                                                                  (Unaudited)             2003
                                                                                 ---------------    ---------------
CURRENT ASSETS
Cash and cash equivalents                                                        $             2    $             2
Prepaid expenses, media and other current assets                                          94,091                 --
Assets related to discontinued operations                                                  9,645              9,645
                                                                                 ---------------    ---------------
     Total Current Assets                                                                103,738              9,647
                                                                                 ---------------    ---------------

PROPERTY & EQUIPMENT - NET                                                                53,061             73,751
                                                                                 ---------------    ---------------

OTHER ASSETS
License agreement, net of amortization of $18,992 and
   $7,781 respectively                                                                   630,476            141,687
                                                                                 ---------------    ---------------

TOTAL ASSETS                                                                     $       787,275    $       225,085
                                                                                 ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Notes and loans payable - current portion                                       $       374,725    $       359,725
 Accounts payable                                                                        760,321            830,006
 Accrued expenses                                                                        803,117            950,018
 Accrued compensation - officers                                                       2,324,844          1,897,344
 Due to officer                                                                          101,857             68,406
 Capital lease obligation - current portion                                               33,540             33,540
 Liabilities related to discontinued operations                                       10,835,472         10,835,472
                                                                                 ---------------    ---------------
     Total Current Liabilities                                                        15,233,876         14,974,511
                                                                                 ---------------    ---------------

LONG-TERM LIABILITIES
 Notes and loans payable - long-term portion                                             558,000            445,500
                                                                                 ---------------    ---------------

Total Liabilities                                                                     15,791,876         15,420,011
                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES                                                                 --                 --

STOCKHOLDERS' DEFICIENCY
 Preferred stock, series A, $.001 par value, super convertible redeemable preferred stock, 10,000,000 shares authorized, 0
  shares issued and outstanding                                                               --                 --
 Preferred stock, series B, $.001 par value, super convertible redeemable preferred stock, 100 shares authorized, 100 shares
  issued and outstanding                                                                       1                  1

 Common stock, $.001 par value, 40,000,000 shares authorized 2,393
  and 5 shares issued and outstanding, respectively                                            8                  1
 Additional paid-in capital                                                           48,727,852         41,856,434
 Accumulated deficit                                                                 (60,380,146)       (57,051,362)
  Deferred stock based compensation                                                   (3,352,316)                --
                                                                                 ---------------    ---------------

     Total Stockholders' Deficiency                                                  (15,004,601)       (15,194,926)
                                                                                 ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                   $       787,275    $       225,085
                                                                                 ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three       For the Three     For the Nine      For the Nine
                                                Months             Months            Months            Months
                                                Ended              Ended             Ended             Ended
                                              Sept. 30,           Sept. 30,         Sept. 30,         Sept. 30,
                                                2004               2003              2004               2003
                                           --------------    --------------    --------------    --------------
REVENUES - NET                             $           --    $        5,128    $           --    $       83,652
                                           --------------    --------------    --------------    --------------

OPERATING EXPENSES
 Selling, general and administrative            1,014,566         2,098,267         3,251,794         5,166,921
 Depreciation and amortization                     10,431             7,113            31,901            22,059
                                           --------------    --------------    --------------    --------------
     Total Operating Expenses                   1,024,997         2,105,380         3,283,695         5,188,980
                                           --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                           (1,024,997)       (2,100,252)       (3,283,695        (5,105,328)

OTHER INCOME (EXPENSE)
 Interest expense                                 (12,001)          (10,249)          (45,089)          (37,113)
                                           --------------    --------------    --------------    --------------
        Total Other Income (Expense)              (12,001)          (10,249)          (45,089)          (37,113)
                                           --------------    --------------    --------------    --------------

NET LOSS                                   $   (1,036,998)   $   (2,110,501)   $   (3,328,784)   $   (5,142,441)
                                           ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED                          $         (947)   $     (703,500)   $       (8,669)   $   (5,142,441)
                                           ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                     1,095                 3               384                 1
                                           ==============    ==============    ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES ON STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                         Preferred Stock                Common Stock           Additional
                                     -------------------------   --------------------------     Paid-In        Accumulated
                                       Shares        Amount         Shares        Amount        Capital         Deficit
                                     ----------   ------------   -----------   ------------   ------------    ------------

Balance, December 31, 2003                  100   $          1             5   $          1   $ 41,856,434    $(57,051,362)

Stock issued for prepaid expenses            --             --             1              1         99,999              --

Stock issued for legal fees                  --             --            60              1        682,499              --

Stock issued for consulting                  --             --         1,478              1      4,854,525              --

Stock issued for settlement of
  accrued expenses                           --             --             4              1        271,273              --

Stock issued for board of
    directors fees                           --             --            11              1        461,999              --

Stock issued for debt issuance               --             --             1              1          1,124              --

Stock issued for license agreement           --             --           833              1        499,999              --

Deferred stock compensation                  --             --            --             --             --              --

Amortization of deferred stock
 compensation                                --             --            --             --             --              --

Net loss                                     --             --            --             --             --      (3,328,784)
                                     ----------   ------------   -----------   ------------   ------------    ------------
BALANCE,
------------
 SEPTEMBER 30, 2004                         100   $          1         2,393   $          8   $ 48,727,852    $(60,380,146)
 -----------------
                                     ==========   ============   ===========   ============   ============    ============

                                    Deferred Stock
                                       Based
                                     Compensation      Total
                                     ------------    ------------

Balance, December 31, 2003                     --    $(15,194,926)

Stock issued for prepaid expenses              --         100,000

Stock issued for legal fees                    --         682,500

Stock issued for consulting                    --       4,854,526

Stock issued for settlement of
  accrued expenses                             --         271,274

Stock issued for board of
    directors fees                             --         462,000

Stock issued for debt issuance                 --           1,125

Stock issued for license agreement             --         500,000

Deferred stock compensation            (4,917,726)     (4,917,726)

Amortization of deferred stock
 compensation                           1,565,410       1,565,410

Net loss                                       --      (3,328,784)
                                     ------------    ------------
BALANCE,
------------
 SEPTEMBER 30, 2004                    (3,352,316)   $(15,004,601)
 -----------------
                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Nine      For the Nine
                                                                                  Months Ended       Months Ended
                                                                             September 30, 2004  September 30, 2003
                                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $    (3,328,784)   $    (5,142,441)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         31,901             22,059
  Provision for bad debt                                                                    --             75,147
  Stock issued for compensation and services                                         2,712,838          3,939,274
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                     --            (43,368)
    Prepaid expenses, media and other current assets                                        --            105,142
    Deposits                                                                                --              4,576
  Increase (decrease) in:
    Accounts payable and accrued expenses                                               (4,406)           364,767
    Deferred revenue                                                                        --                 --
    Accrued compensation - officer                                                     427,500            452,452
                                                                               ---------------    ---------------
         Net Cash Used In  Operating Activities                                       (160,951           (222,392)
                                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash overdraft - (decrease) increase                                                       --            (11,782)
 Due to officer                                                                         33,451            (63,253)
 Proceeds from officer                                                                                         --
 Payments to officer                                                                        --
 Proceeds from notes payable                                                           127,500            302,225
 Payments under capital lease obligation                                                    --             (4,796)
                                                                               ---------------    ---------------
         Net Cash Provided By Financing Activities                                     160,951            222,394
                                                                               ---------------    ---------------

NET INCREASE  IN CASH                                                                       --                  2
Cash - beginning of Period                                                                   2                 --
                                                                               ---------------    ---------------
Cash - end of Period                                                           $             2    $             2
--------------------                                                           ===============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Interest paid                                                                  $            --    $            --
                                                                               ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the period ended September 30, 2004, the Company issued 1 share of common stock having a fair market value of $100,000 to its legal counsel for future legal services recorded as a prepaid expense.

During the period ended September 30, 2004, the Company issued 60 shares of common stock having a fair market value of $682,500 to its legal counsel for future legal services recorded as deferred stock compensation.

During the period ended September 30, 2004, the Company issued 1,478 shares of common stock having a fair market value of $4,854,526 to various consultants for consulting fees recorded as deferred stock compensation which is being expensed over the lives of the related consulting agreements.

During the period ended September 30, 2004, the Company issued 4 shares of common stock in settlement of accrued expenses and accrued interest totaling $260,000 and $11,274, respectively.

During the period ended September 30, 2004, the Company issued 11 shares of common stock having a fair market value of $462,000 to its Board Members for services rendered.

During the period ended September 30, 2004, the Company issued 1 share of common stock having a fair market value of $1,125 for debt issuance cost.

     See accompanying notes to condensed consolidated financial statements.

                               INNOVATION HOLDINGS
                  (FORMERLY BLAGMAN MEDIA INTERNATIONAL, INC.)
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

      On February 10, 2003, the stockholders of the Blagman Media International, Inc. approved an amendment to the articles of incorporation to change its name to Innovation Holdings.

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

      The condensed consolidated balance sheet information at December 31, 2003 was derived from the Company's audited consolidated financial statements included in its Annual Report Form 10-KSB. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis or Plan of Operation" should be read in conjunction with the Company's Annual Report Form 10-KSB for the year ended December 31, 2003, filed on May 24, 2004.

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

NOTE 4 STOCKHOLDERS' DEFICIENCY

      During the nine months ended September 30, 2004, 1 share of common stock was issued to the Company's attorneys for an agreement to provide legal services valued at $100,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      During the nine months ended September 30, 2004, 60 shares of common stock were issued to the Company's attorneys for an agreement to provide legal services valued at $682,500. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The $682,500 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

      During the nine months ended September 30, 2004, the Company issued 1,478 shares of common stock for consulting services valued at $4,854,526. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. Of the total value, $2,154,099 has been expensed to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004 and $2,700,427 is presented as deferred stock based compensation in the accompanying condensed consolidated balance sheet.

      During the nine months ended September 30, 2004, the Company issued 11 shares of common stock for board of directors fees valued at $462,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant. The amount was expensed to selling, general and administrative expenses in the accompanying condensed statement of operations for the nine months ended September 30, 2004.

      During the nine months ended September 30, 2004, the Company issued 4 shares of common stock valued at $271,274 to satisfy certain liabilities related to a legal settlement reached in 2003. (See Note 5(D). The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      During the nine months ended September 30, 2004, 1 share of common stock valued at $1,125 was issued for debt issuance for costs related to notes payable. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

      During the nine months ended September 30, 2004, 833 shares of common stock were issued to a vendor for a license agreement valued at $500,000. The fair value of the issued shares was based upon the market price of the Company's stock on the date of grant.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at September 30, 2004. There were cross-actions in the case that were pending for binding arbitration in November 2004. The November date was continued until December 2004. The corporation failed to appear in court for arbitration as predetermined for December 2004. Innovation was in court on the date selected. The corporation now must wait four months to re-file.

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

NOTE 7 GOING CONCERN

      The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,328,784 and a negative cash flow from operations of $160,951 for the nine months ended September 30, 2004, and has a working capital deficiency of $15,130,138 and a stockholders deficiency of $15,504,601 at September 30, 2004 which raises substantial doubt about its ability to continue as a going concern. The Company's working capital deficiency as of September 30, 2004 may not enable it to meet such objectives as presently structured. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The Company is also actively seeking businesses to acquire.

NOTE 8 SUBSEQUENT EVENTS

      In the fourth quarter of 2004, the Company issued 11,010,000 common shares, in the aggregate, to various consultants for consulting services to be provided over varying terms, which expire at various dates during the fiscal years 2005 and 2006.

      In the fourth quarter of 2004, a total of 12 shares of common stock were issued to the Company's Securities and Exchange Commission attorney as compensation for legal services rendered and for future legal services.

      In October 2004, the Company's Board of Directors authorized a six-thousand-for-one reverse stock split of the Company's common stock. In December 2004, the Company's Board of Directors authorized a one-thousand-for-one reverse split of the Company's common stock. The accompanying condensed consolidated financial statements and footnotes have been restated to give effect to such reverse stock splits. Any fractional shares were rounded to one.

      In October 2004 the Company announced it was moving forward on its letter of intent to acquire an equity interest in Ironwood Furnishings, Inc., a privately-held corporation in the business of wholesale distribution of furniture. Due to the Company's inability to raise capital, it has been unable to complete the acquisition and the plans have been put on hold.

Item 2.0 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Innovation Holdings f/k/a Blagman Media International, Inc. is a Nevada corporation (collectively with its subsidiaries, the "Company"), which is the successor to a corporation founded in 1961. We are a direct marketing, direct response and media enterprise based in Century City, California which principally provides direct market services and media buying for our clients and their products and services through television, radio, Internet, print and outdoor advertising media. In addition, we organize direct response media campaigns on radio, television and in print and provide assistance in backend marketing and creative production.

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

In March 2002, we completed the transaction through a merger of a wholly-owned special purpose subsidiary into Century in exchange for the payment of the equivalent of $0.20 per share to the shareholders of Century ($0.025 in cash and the balance in shares of the common stock of the parent company (hereafter "Common Shares"), repayment of $749,778 in debentures through the issuance of Common Shares, and the recognition of debts. As a result, at closing approximately $600,000 in cash and $2.2 million in restricted Common Shares were distributed to holders of existing Century shares, debentures, and certain stock rights. Under the merger agreement, the Common Shares were valued at the closing bid price over the seven days prior to the date of the agreement or $0.0008857, resulting in the issuance of 426 new Common Shares to the holders of Century shares, debentures and certain stock rights. Century also had continuing debt obligations due to affiliates and third parties of approximately $1.6 million, exclusive of trade and contingency obligations. In connection with our interest in the Century transaction, we provided management services to Century from late 2001 to early 2002, essentially on a reimbursement basis. As a result of the overwhelming debt and departures by members of Century, we no longer consider this acquisition viable. We continue to resolve all issues related to the Century acquisition.

Following the acquisition of Century Media in March 2002, the Company has determined that Century Media was not strategic to the Company's ongoing objectives and has discontinued capital and human resource investment in Century Media effective as of December 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

                                          2004                 2003
                                    ---------------    ---------------

       Total net revenues           $            --    $            --

       Operating Expenses:
       General and Administrative   $     1,024,997    $     2,105,380

       Loss from Operations         $    (1,024,997)   $    (2,105,380)

       Net Loss Per Share           $          (947)   $      (703,500)

Net Revenues

There were no net revenues for the three months ended September 30, 2004 and $5,128 for the three months ended September 30, 2003. Net revenues for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 decreased from $83,652 to $0.

Operating Expenses

Total operating expenses decreased 51.4% from $2,105,380 in 2003 to $1,024,997 in 2004 for the three months ending September 30. Included in operating expenses are general and administrative expenses which decreased 51.7% from $2,098,267 for the three month period ended September 30, 2003 to $1,014,566 for the three month period ended September 30, 2004 primarily because there was less business due to seasonal changes in the advertising and marketing industries.

Total operating expenses decreased 36.8% from $5,188,980 in 2003 to $3,283,695 in 2004 for the nine months ending September 30. Included in operating expenses are general and administrative expenses which decreased 37.1% from $5,166,921 for the nine month period ended September 30, 2003 to $3,251,794 for the nine month period ended September 30, 2004 primarily because there was less business due to seasonal changes in the advertising and marketing industries.


The total net loss of the Company for the three-month period ending September 30, 2004 was $(1,036,998) compared to $(2,110,501) for 2003, a 50.9% decrease.

The total net loss of the company for the nine-month period ending September 30, 2004 was $(3,328,784) compared to $(5,142,441) for 2003, a 35.3% decrease.

Other Income (Expenses)

Other income (expenses) for the three-month period ending September 30 increased from $(10,249) in 2003 to $(12,001) in 2004, a 17.1% increase due to higher interest expenses.

Other income (expenses) for the nine-month period ending September 30 increased from $(37,113) in 2003 to $(45,089) in 2004, a 21.5% increase due to higher interest expenses.

Liquidity and Capital Resources

The Company's current assets increased from $9,647 at December 31, 2003 to $103,738 for the nine month period ended September 30, 2004, mainly due to the issuance of stock valued at $100,000 as a retainer for legal counsel.

In connection with the various initiatives being pursued by management to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners, additional capital funding will be required. The Company hopes to raise these funds through an increase in general business profits due to a shift in the main focus of its core business. The Company plans to pass low profit making activity such as media buying to third party contracted companies. The Company also plans to invest in product ownership and development as well as actively pursue opportunities to expand the marketing aspects of these products. As the advertising industry goes through its transitions, the Company plans to react by adjusting its focus away from pure media buying to product development. Product development continues to be a strong avenue for the direct response advertising business. Affiliations and associations with other advertising agencies will also expand the Company's ability to increase cash flow and revenues without adding staff. The Company also plans to investigate the possibility of additional acquisitions that will allow the Company to become a holding company in name only. By diversifying and expanding its base operations The Company will endeavor to create a more productive future.

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

Management unwound the Century transaction, is evaluating other opportunities and pursuing other initiatives to expand the Company's operations internally and through strategic alliances or acquisitions with other industry partners. These endeavors will be funded in part from operations but will also require additional capital funding which the Company hopes to raise through debt or equity financing arrangements, if appropriate financing is available, on reasonable and acceptable terms.

While the Century Media transaction added existing debt and trade payables, management believes that these obligations are being contained and can be funded from operations, internal organic growth, increased billings, legal avenues and extensive operating cost reductions and efficiencies. We have departed from our earlier strategy to assist in funding selected aspects of the growth of Century Media and new strategic hires and alliances that will not facilitate positive financial growth.

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

However, the Company currently has a deficit. As a result, the Company's financial statements for the period ended September 30, 2004 have been prepared on a going concern basis which contemplated the realization of assets and the settlement of liabilities and commitments in the normal course of business. The

Company incurred a net loss of $3,328,784 and a negative cash flow from operations of $160,951 for the nine months ended September 30, 2004, and has a working capital deficiency of $15,130,138 and a stockholders deficiency as of September 30, 2004 of $15,004,601, and may not enable it to meet such objectives as presently structured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.0 CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, in consultation with advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB/A pursuant to Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this report. There were no significant changes to our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

PART II. OTHER INFORMATION

Item 1.0 LEGAL PROCEEDINGS.

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

(C) A claim has been brought against the Company by a corporation for breach of contract. On January 30, 2004, this corporation was granted a summary judgment in the amount of $203,064, which includes interest plus attorney's fees and costs incurred by the corporation. The Company's current attorney filed a motion to be relieved of the default as to this summary judgment. This liability is included in Liabilities from Discontinued Operations in the accompanying consolidate balance sheet at September 30, 2004. There were cross-actions in the case that were pending for binding arbitration in November 2004. The November date was continued until December 2004. The corporation failed to appear in court for arbitration as predetermined for December 2004. Innovation was in court on the date selected. The corporation now must wait four months to re-file.

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

                                   INNOVATION HOLDINGS, INC. F/K/A BLAGMAN MEDIA INTERNATIONAL, INC.

Dated:  January 12, 2005           /s/ ROBERT BLAGMAN
                                   ---------------------------------------------
                                   Robert Blagman, President and CEO